Form 10QSB
period 2006-03-31
Mobridge Explorations, Inc.
filed 2006-05-12
CIK 1343601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

[ X ]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 2006.

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________________ to __________________

Commission File Number 333-130673

MOBRIDGE EXPLORATIONS, INC.
(Exact name of small Business Issuer as specified in its charter)

Nevada	Applied For
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

13 Bastedo Crescent, Box 1526
Marathon, Ontario	P0T 2E0
(Address of principal executive offices)	(Postal or Zip Code)

Issuer’s telephone number, including area code:	807-625-6379

None
_________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes  [   ]  No  [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [   ]  No [ X ]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,790,000 Shares of $0.001 par value Common Stock outstanding as of May 9, 2006.

PART I. - FINANCIAL INFORMATION

MOBRIDGE EXPLORATIONS, INC.
(An Exploration Stage Company)

FINANCIAL STATEMENTS
(UNAUDITED)

MARCH 31, 2006

MOBRIDGE EXPLORATIONS, INC.
(An Exploration Stage Company)

BALANCE SHEET
(UNAUDITED)
MARCH 31, 2006

ASSETS

Current Assets
Cash	$3,721

Total Assets	3,721

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities	$2,899

STOCKHOLDERS’ EQUITY

Common Stock
75,000,000 shares authorized, at $.001 par value; 6,790,000 shares issued and outstanding	6,790

Additional paid-in capital	28,710

Deficit Accumulated During the Exploration Stage	(34,678)
822

$3,721

The accompanying notes are an integral part of these financial statements

MOBRIDGE EXPLORATIONS, INC.
(An Exploration Stage Company)

STATEMENT OF OPERATIONS
(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
AND FOR THE PERIOD JULY 27, 2004 (INCEPTION) TO MARCH 31, 2006

	Three months Ended March 31, 2006		Three months Ended March 31, 2005	From July 27, 2004 (inception) to March 31, 2006

Revenue	$		-

Expenses
Rent		975	975	4,875
Office and sundry		468	624	3,615
Professional fees		4,795	-	12,553
Mineral exploration costs		-		13,635

Net Loss for The Period		$6,238	1,599	34,678

Basic and Diluted Loss per Share		$(0.01)

Weighted Average Number of Shares Outstanding		6,790,000

The accompanying notes are an integral part of these financial statements

MOBRIDGE EXPLORATIONS, INC.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
PERIOD FROM JULY 27, 2004 (INCEPTION) TO MARCH 31 2006

				DEFICIT
				ACCUMULATED
	COMMON STOCK		ADDITIONAL	DURING THE
			PAID-IN	EXPLORATION
	SHARES	AMOUNT	CAPITAL	STAGE	TOTAL

Balance, July 27, 2004(Date of inception)	-	$-	$-	$-	$-

Issuance of common stock for cash at $.001, January 2005	5,500,000	5,500	-	-	5,500
Issuance of common stock for cash at $.01, June 2005	1,200,000	1,200	10,800	-	12,000

Net loss for the period	-	-	-	(7,162)	(7,162)

Balance, June 30, 2005	6,700,000	$6,700	$10,800	$(7,162)	$10,338

Issuance of common stock for cash at $.20, September, 2005	90,000	90	17,910		18,000

Net loss for the period				(27,516)	(27,516)

Balance, March, 2006	6,790,000	6,790	28,710	(34,678)	822

The accompanying notes are an integral part of these financial statements

MOBRIDGE EXPLORATIONS, INC.
(An Exploration Stage Company)

STATEMENT OF CASH FLOWS
(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
AND FOR THE PERIOD JULY 27, 2004 (INCEPTION) TO MARCH 31, 2006

	For the three months ended March 31, 2006	For the three months ended March 31, 2005	For the period July 27, 2004 (inception) to March 31, 2006

Cash Flows from Operating Activities
Net loss for the period	$(6,238)	(1,599)	(34,678)

Adjustments to reconcile net loss to net cash provided by operating activities:
Change in accounts payable and accrued liabilities	(716)	-	2,899

Net change in cash from operations	(6,954)	(1,599)	(31,779)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	2000	35,500

Increase In Cash During The Period	(6,954)	401	3,721

Cash, Beginning Of Period	10,675	2,564	-

Cash, End Of Period	$3,721	2,965	3,721

Supplementary Disclosure of Cash Flow Information
Cash paid for:
Interest		$-
Income taxes		$-

The accompanying notes are an integral part of these financial statements

MOBRIDGE EXPLORATIONS, INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
MARCH 31, 2006

1.	BASIS OF PRESENTATION

The Interim financial statements of Mobridge Explorations, Inc. (the Company) for the three months ended March 31, 2006 and 2005 and for the period from July 27, 2004 (inception) to March 31, 2006 are not audited. The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of March 31, 2006 and the results of operations and cash flows for the three months ended March 31, 2006 and 2005 and for the period July 27, 2004 (inception) to March 31, 2006.

The results of operations for the three months ended March 31, 2006 and 2005 are not necessarily indicative of the results for a full year period.

2.	ORGANIZATION

The Company was incorporated in the State of Nevada on July 27, 2004. The Company is an Exploration Stage Company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7. The Company has acquired a mineral property located in the Province of Ontario, Canada and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of property expenditures will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and upon future profitable production or proceeds for the sale thereof.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)	Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company’s fiscal year end is June 30.

b)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

MOBRIDGE EXPLORATIONS, INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
MARCH 31, 2006

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

c)	Mineral Property Costs

The Company has been in the exploration stage since its formation on July 27, 2004 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property acquisition and exploration costs are charged to operations as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

d)	Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

e)	Financial Instruments

The carrying value of cash, accounts payable and accrued liabilities, and due to related parties approximates their fair value because of the short maturity of these instruments.

f)	Environmental Costs

Environmental expenditures that relate to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to plan of action based on the then known facts.

MOBRIDGE EXPLORATIONS, INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
MARCH 31, 2006

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

g)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

h)	Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti dilutive.

i)	Stock Based Compensation

The Company accounts for stock based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 - “Accounting for Stock Issued to Employees” (APB No. 25) and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123 - “Accounting for Stock Based Compensation” (SFAS No. 123). Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company’s stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and rateably for future services over the option vesting period.

j)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

MOBRIDGE EXPLORATIONS, INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
MARCH 31, 2006

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

k)	Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

4.	MINERAL PROPERTY

Pursuant to a mineral property option agreement (the “Agreement”) dated July 6, 2005, the Company was granted an option to acquire a 100% undivided right, title and interest of a total of 15 mineral claim units, known as the Chambers Township claim block (the “Claim”), located in the Sudbury Mining Division of Ontario, Canada for:

a)	Cash Payments totaling $40,000 as follows:

-	$3,500 upon execution of the Agreement; (Paid)
-	an additional $6,500 by July 6, 2006;
-	an additional $10,000 by July 6, 2007;
-	an additional $20,000 by July 6, 2008;

b)	Expenditure Commitments

Incurring exploration and development work on the Claim totaling at least $145,000 by June 6, 2008 as follows:

-	$6,000 in expenditures on the Claims by December 15, 2005; (Completed)
-	no less than further $14,000 in expenditures on the Claims by July 6, 2006;
-	no less than further $25,000 in expenditures on the Claims by July 6, 2007;
-	no less than further $40,000 in expenditures on the Claims by July 6, 2008; and
-	no less than further $60,000 in expenditures on the Claims by July 6, 2009.

c)	Assessment Work

Paying to the Optionor, or on the Optionor’s behalf all Claim payments and assessment work required to keep the Claim and the Option in good standing during the term of the Agreement

MOBRIDGE EXPLORATIONS, INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
MARCH 31, 2006

5.	COMMON STOCK

During the period from July 27, 2004 (Inception) to March 31, 2006, the Company issued 6,790,000 common shares for total cash proceeds of $35,500.

At March 31, 2006, there were no outstanding stock options or warrants.

Forward-Looking Statements

This Form 10-QSB includes "forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

All statements other than historical facts included in this Form, including without limitation, statements under "Plan of Operation", regarding our financial position, business strategy, and plans and objectives of management for the future operations, are forward-looking statements.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, market conditions, competition and the ability to successfully complete financing.

Item 2. Plan of Operation

Our plan of operation for the next twelve months is to complete a review of the results of the phase one exploration program completed in January 2006. After the results of the phase one program have been reviewed the phase two exploration program on the Chambers Township property will be undertaken. The phase two exploration program will consist of a geological mapping, prospecting and rock sampling. We anticipate that this exploration program will cost approximately $8,000. To date, we have completed the phase one exploration program on the Chambers Township property.

We plan to commence the phase two exploration program on the Chambers Township property in the summer of 2006. The program should take approximately up to two months to complete. We do not have any verbal or written agreement regarding the retention of any qualified engineer or geologist for this exploration program.

As well, we anticipate spending an additional $10,000 on administrative fees, including fees payable in connection with the filing of this registration statement and complying with reporting obligations.

Total expenditures over the next 12 months are therefore expected to be $18,000.

The company does not currently have enough funds to cover these anticipated expenses and we will require additional funding in order to complete the phase two exploration program on the Chambers Township property following the completion of the phase two program. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or from director loans. We do not have any arrangements in place for any future equity financing or loans.

Results Of Operations For The Period From Inception Through March 31, 2006

We have not earned any revenues from our incorporation on July 27, 2004 to March 31, 2006. We do not anticipate earning revenues unless we enter into commercial production on the Chambers Township property, which is doubtful. We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the Chambers Township property, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $34,678 for the period from our inception on July 27, 2004 to March 31, 2006. These operating expenses were comprised of mineral exploration costs of $13,635, professional fees of $12,553, rent costs of $4,875 and office and sundry costs of $3,615.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Item 3 Controls and Procedures

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006. This evaluation was conducted by Gurminder Manhas, our chief executive officer and principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effective of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based upon his evaluation of our controls, Gurminder Manhas, our chief executive officer and our principal accounting officer, has concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART II- OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Report on Form 8-K

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

We did not file any current reports on Form 8-K during the period.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 9, 2006

Mobridge Explorations, Inc.

/s/ Gurminder Manhas
Gurminder Manhas, President