Form 10KSB
period 2006-06-30
Mobridge Explorations, Inc.
filed 2006-09-28
CIK 1343601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

[     ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

Commission file number: 333-130673

MOBRIDGE EXPLORATIONS, INC.
(Name of small business issuer in its charter)

Nevada	Applied For
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13 Bastedo Crescent, Box 1526
Marathon, ON P0T 2E0
(Address of principal executive offices)

(807)-625-6379
Issuer’s telephone number

Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which
to be so registered	each class is to be registered

None	None

Securities to be registered pursuant to Section 12(g) of the Act:

Common Stock
(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X        No _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
Yes    X        No _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    X        No _____

State issuer’s revenues for its most recent fiscal year:     Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

$658,000 as at September 27, 2006 based on the last sale price of our common stock

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

6,790,000 shares of common stock as at September 27, 2006

PART I

ITEM 1: DESCRIPTION OF BUSINESS

In General

We have commenced operations as an exploration stage company. We are engaged in the acquisition and exploration of mineral properties with a view to exploiting any mineral deposits we discover. We have an option to acquire a 100% interest in the 15 mineral claim units known as the Chambers Township property. There is no assurance that a commercially viable mineral deposit exists on the Chambers Township property. We do not have any current plans to acquire interests in additional mineral properties, though we may consider such acquisitions in the future.

Mineral property exploration is typically conducted in phases. Each subsequent phase of exploration work is recommended by a geologist based on the results from the most recent phase of exploration. We have commenced the initial phase of exploration on the Chambers Township property. Once we have completed each phase of exploration, we will make a decision as to whether or not we proceed with each successive phase based upon the analysis of the results of that program. Our directors will make this decision based upon the recommendations of the independent geologist who oversees the program and records the results.

Our plan of operation is to conduct exploration work on the Chambers Township property in order to ascertain whether it possesses economic quantities of copper, zinc and silver. There can be no assurance that an economic mineral deposit exists on the Chambers Township property until appropriate exploration work is completed.

Even if we complete our proposed exploration programs on the Chambers Township property and we are successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit.

Chambers Township Property Option Agreement

On July 6, 2005, we entered into a mineral purchase and sale agreement with David Laronde of Temagami, Ontario, whereby he granted the company an option to acquire a total of fifteen mining claim units located in the Sudbury Mining Division of Ontario, Canada. We amended this agreement on July 1, 2006. In order to exercise the option and acquire a 100% interest in these claims, we must pay to Mr. Laronde a total of $40,000 as follows:

-	$3,500 immediately upon execution of this agreement by all parties, which we paid;
-	an additional $6,500 by November 6, 2006;
-	an additional $10,000 by July 6, 2007; and
-	an additional $20,000 by July 6, 2008.

We must also incur exploration work totalling at least $145,000 by May 25, 2009 on the Clear Lake property as follows:

-	$6,000 in expenditures on the property by December 15, 2005;
-	no less than a further $14,000 of expenditures to be incurred on the property by November 6, 2006;
-	no less than a further $25,000 of expenditures to be incurred on the property by July 6, 2007;
-	no less than a further $40,000 of expenditures to be incurred on the property by July 6, 2008;
-	no less than a further $60,000 of expenditures to be incurred on the property by July 6, 2009.

If we successfully exercise the option, our 100% interest will be subject to a 3% royalty interest in favour of David Laronde. A net smelter royalty is a percentage of the net amount of money that we would receive from the sale of minerals from the property to a smelter, less refining charges, penalties and transportation costs.

Description, Location and Access

The Chambers Township property is located in central Chambers Township, northeastern Ontario, approximately 12 km north northwest from the town of Temagami, and 95 km north northwest from the city of North Bay. Geographical coordinates for the southeast property corner are 79o 55.0' west longitude by 47o 05.5' north latitude. The NTS designation is 34 M/4. The property consists of a single, 15 unit, 240 hectare claim, numbered 3016019 that was recorded on December 19, 2003.

To acquire the 100% mineral rights to the claim Mobridge must make staged payments to Laronde totalling $40,000 by July 06, 2008, and undertake staged exploration expenses totalling $145,000 by July 06, 2009. Laronde retains a 3% net smelter royalty, of which 2% may be purchased by Mobridge at any time for $500,000 per 0.5%. In addition, Laronde retains a 2% gross overriding royalty on diamond production from the property.

To satisfy government assessment regulations, and thus keep the claim in good standing, minimum eligible exploration expenses of $400 per claim unit must be incurred and filed with the MNDM on or before the second anniversary date of the claim, and on or before every anniversary date thereafter. The due date for the Mobridge claim is December 23, 2005, by which time $6,000 must be incurred and filed.

The Chambers Township property is has no history of any previous development. Accordingly, there are no environmental liabilities attached thereto. The claim has not been surveyed.

The property is accessed by the Red Squirrel Lake Road, an all weather logging road, that departs westward from Highway 11 (a part of the Trans Canada Highway system) at a point just south of Temagami North, and continues across the north end of the claim. The road may or may not be accessible to vehicles during the winter months. Crash Lake and connecting waterways provide convenient access to all areas of the property.

The area experiences a temperate climate with moderate to long cold winters and short hot summers. Total precipitation is about 1,000 millimeters including some three to four meters as snowfall. Break-up or freeze-up conditions may impinge upon exploration activities, but normally exploration and mining are conducted year round.

Supplies and services required for both exploration and mining may be acquired in North Bay (100 road kilometers to the south-southeast), Sudbury (150 road kilometers to the south-southwest and Timmins (260 road kilometres to the north-northwest). A pool of professionals as well as skilled and semi-skilled labour for both exploration and mining activities, and accustomed to work in remote locales, exists in these centres and the local smaller communities. A railway line passes through Temagami, the nearest town with a population of about 1,200 and a former mining center. On the property, there is sufficient space for a mine, on site mill, all ancillary buildings and tailings pond. Several water bodies on the property and in the immediate area could supply an adequate amount of water for milling operations.

The Red Squirrel Lake Road is the only infrastructure on the property. Highway 11, the ONR rail line and a gas pipe line are all situated approximately 12 kilometers due east of the property, and a high voltage power line, part of the provincial grid, lies 14 kilometers to the east southeast.

Topography on the property and in the general area is modestly rolling. Elevation ranges from about 330 meters at Crash Lake to 370 meters at the property’s southeast corner. The area is generally well drained, but the west end of Crash Lake is swampy. Logging operations have been conducted in the past on the north portion of the claim. Principal species present include white and black spruce, red and white pine, balsam fir, balsam poplar and white birch.

Mineralization

No mineral deposits nor occurrences are currently known to exists on the Chambers Township property. Five VLF survey anomalies (two delineated by a ground survey and three by an airborne survey) that may be indicative of sulphide mineralization are known to exist on the property. VLF, or very low frequency surveys, use radio waves to determine whether rocks on a mineral property conduct electricity. Almost all of the precious and base metals that we seek are above average conductors of electricity and will affect VLF readings.

Exploration History

General

Chambers Township has been prospected since at least the 1890's. In 1898, significant deposits of iron ore were discovered in southern Chambers and Strathy Townships. The Nellem Lake area, located 1 - 2 km west of Crash Lake, has been prospected intermittently since 1934.

On May 8, 1978 a large potion of northeastern Ontario, including Chambers Township, was withdrawn from staking and prospecting due to a dispute over land ownership ( the Bear Island Indian Land Caution). The Caution was eventually lifted on September 17, 1996. While the Caution was in effect exploration within its boundaries was limited to patented or leased claims only.

Previously, several companies have conducted exploration activities on all or parts of the land now held under option by Mobridge. Records in the assessment files in the Kirkland Lake Resident Geologist’s office for exploration work performed on or in the immediate area of the property were reviewed, and are summarized below. To date, no mineral deposit has been delineated on the property, and consequently, there has been no production from the property nor any reserve or resource calculated.

1996 - 1999	David Laronde

Laronde’s eight claim (49 claim unit) property lay in an east / west band through the west central Chambers Township. The equivalent of about three units now comprise the north portion of Mobridge’s claim. Ground magnetometer, VLF-EM and horizontal loop (MaxMin) EM surveys were conducted initially at 200 m line spacings (grid lines oriented N/S). Later, the grid was tightened to 100 m line spacings in two areas including that portion now held by Mobridge, and the same geophysical surveys plus geological mapping and sampling were performed. Two electromagnetic anomalous zones, “G” & “H”, were detected by the VLF survey (only very weakly verified by the MaxMin survey) on what are now Mobridge lands but in an area underlain by granite. There are no records to indicate whether or not the anomalies were ever tested by drilling, trenching or any other means.

1997	Wabana Exploration Inc.

Wabana’s land package covered a large portion of east central Chambers Township including about two to three units along the east margin of the present Mobridge property. The entire property was flown with combined magnetic and electromagnetic instrumentation. Lines were flown north / south at nominal 100 meter line spacings. Three weak electromagnetic conductive zones were delineated beneath Crash Lake and elsewhere in the immediate vicinity. These may be attributable to sulphide zones, water saturated structures or overburden depressions. There are no records of any follow-up work having been performed.

1998	Heritage Exploration

Heritage held a 2 claim unit property covering the northern portion of Crash Lake in the central part of the current Mobridge property. The claims were mapped (reconnaissance mapping only), and 5 samples with up to 2% sulphides were collected. No assays were reported.Geological Report

We retained Mr. James G. Burns B.Sc., P.Eng., a geologist based in Timmins, Ontario, to complete an evaluation of the Chambers Township property and to prepare a geology report on the claim.

Based on his review, Mr. Burns concludes that the Chambers Township property warrants further exploration due to the potential for base metal and gold mineralization on the property.

Mr. Burns recommends a three-phase exploration program for the Chambers Township Property. Phase I included gridding that portion of the property north of Crash Lake with north-south oriented lines cut at 100 meter intervals. This was followed by VLF-EM and magnetometer geophysical surveys in order to define structures and lithological contacts and to re-locate the VLF anomalies delineated previously by Laronde. Phase II entails the extension of the previously completed grid of cut lines on the south side of Crash Lake and VLF-EM and magnetometer surveys over the remainder of the property. In addition, all VLF-EM anomalies are to be screened with a MaxMin electromagnetic survey (utilizing a 300 meter coil separation) to determine which VLF anomalies are more probably due to sulphide mineralization. Phase III is contingent upon results from the first two phases. Electromagnetic anomalies defined in Phase I and enhanced in Phase II should be core drilled.

Table 1 - Proposed Exploration Budget

Phase I

Linecutting: 10 kilometers @ $340/km	3,400
VLF-EM and Magnetometer surveys:10 kilometers @ $170/km	1,700
Interpretation & Reporting : allow	850
Total	$5,950

Phase II

Linecutting: 15 kilometers @ $340/km	5,100
VLF-EM and Magnetometer surveys:15 kilometers @ $170/km	2,550
Max/Min: 12 kilometers @ $212.5/km	2,550
Interpretation & Reporting : allow	1,700
Total	$11,900

Phase III

Core drilling, 1500meters @ $64/m	96,000
Assays, 50 samples @ $38/sample	1,900
Core logging/Supervision, 35 days @ $425/day	14,875
Lodging, 35 days @ $110/day	3,850
Transport	1,700
Misc. Expenses	1,700
Sub-Total	$120,025
10% contingency	11,725
Total	$131,750

Total - All Phases	$149,600

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Canada generally, and in Ontario specifically.

We will have to sustain the cost of reclamation and environmental mediation for all exploration and development work undertaken. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the currently planned work programs. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings or our competitive position in the event a potentially economic deposit is discovered.

If we enter into production, the cost of complying with permit and regulatory environment laws will be greater than in the exploration phases because the impact on the project area is greater. Permits and regulations will control all aspects of any production program if the project continues to that stage because of the potential impact on the environment. Examples of regulatory requirements include:

-	Water discharge will have to meet water standards;

-	Dust generation will have to be minimal or otherwise re-mediated;

-	Dumping of material on the surface will have to be re-contoured and re-vegetated;

-	An assessment of all material to be left on the surface will need to be environmentally benign;

-	Ground water will have to be monitored for any potential contaminants;

-	The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and

-	There will have to be an impact report of the work on the local fauna and flora.

Employees

We have no employees as of the date of this annual report other than our two directors.

Research and Development Expenditures

We have not incurred any other research or development expenditures since our incorporation.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this annual report before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, WE WILL NOT BE ABLE TO COMPLETE PLANNED EXPLORATION ON THE CHAMBERS TOWNSHIP PROPERTY OR GENERATE REVENUE.

Our current operating funds are less than necessary to complete all intended exploration of the Chambers Township Property, and therefore we will need to obtain additional financing in order to complete our business plan. We currently do not have any operations and we have no income.

Our business plan calls for significant expenses in connection with the exploration of the Chambers Township Property. We will need additional funds to complete the phase two and three exploration programs, which are estimated to cost $11,900 and $131,750 respectively. Even after completing these phases of exploration, we will not know if we have a commercially viable mineral deposit.

We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. We do not currently have any arrangements for financing and may not be able to find such financing if required.

BECAUSE WE HAVE NOT COMMENCED BUSINESS OPERATIONS, WE FACE A HIGH RISK OF BUSINESS FAILURE.

We have only recently commenced exploration on the Chambers Township Property. Accordingly, we have no way to evaluate the likelihood that our business will be successful. We have not earned any revenues as of the date of this annual report. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from development of the Chambers Township Property and the production of minerals from the claim, we will not be able to earn profits or continue operations.

There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

BECAUSE OF THE SPECULATIVE NATURE OF EXPLORATION OF MINING PROPERTIES, THERE IS A SUBSTANTIAL RISK THAT OUR BUSINESS WILL FAIL.

The search for valuable minerals as a business is extremely risky. The likelihood of our mineral claim containing economic mineralization or reserves of gold is extremely remote. Exploration for minerals is a speculative venture necessarily involving substantial risk. In all probability, the Chambers Township Property does not contain any reserves and funds that we spend on exploration will be lost. As well, problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

WE NEED TO CONTINUE AS A GOING CONCERN IF OUR BUSINESS IS TO SUCCEED. OUR INDEPENDENT AUDITOR HAS RAISED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

The report of our independent accountant to our audited financial statements for the period ended June 30, 2006 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are that we have no source of revenue and our dependence upon obtaining adequate financing. If we are not able to continue as a going concern, it is likely investors will lose all of their investment.

BECAUSE OF THE INHERENT DANGERS INVOLVED IN MINERAL EXPLORATION, THERE IS A RISK THAT WE MAY INCUR LIABILITY OR DAMAGES AS WE CONDUCT OUR BUSINESS.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities may have a material adverse effect on our financial position.

EVEN IF WE DISCOVER COMMERCIAL RESERVES OF PRECIOUS METALS ON THE CHAMBERS TOWNSHIP PROPERTY, WE MAY NOT BE ABLE TO SUCCESSFULLY COMMENCE COMMERCIAL PRODUCTION.

The Chambers Township Property does not contain any known bodies of mineralization. If our exploration programs are successful in establishing valuable metals of commercial tonnage and grade, we will require additional funds in order to place the Chambers Township Property into commercial production. We may not be able to obtain such financing.

BECAUSE OUR DIRECTORS OWNS 51.55% OF OUR OUTSTANDING COMMON STOCK, THEY COULD MAKE AND CONTROL CORPORATE DECISIONS THAT MAY BE DISADVANTAGEOUS TO OTHER MINORITY SHAREHOLDERS.

Our directors own approximately 51.55% of the outstanding shares of our common stock. Accordingly, they will have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations, and the sale of all or substantially all of our assets. They will also have the power to prevent or cause a change in control. The interests of our directors may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

BECAUSE OUR DIRECTORS HAVE OTHER BUSINESS INTERESTS, THEY MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

Our president Mr. Gurminder Manhas and our treasurer, Mr. Victor Rafuse, intend to devote approximately 20% and10% of their business time to our affairs. Mr. Barr, one of our directors, intends to devote approximately 5% of his time to our affairs. It is possible that the demands on Mr. Manhas, Mr. Rafuse and Mr. Barr from their other obligations could increase with the result that they would no longer be able to devote sufficient time to the management of our business. In addition, Mr. Manhas, Mr. Rafuse and Mr. Barr may not possess sufficient time for our business if the demands of managing our business increase substantially beyond current levels.

Forward-Looking Statements

This annual report contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the “Risk Factors” section and elsewhere in this annual report.

ITEM 2: DESCRIPTION OF PROPERTY

We have an option to acquire a 100% interest in the mineral exploration rights relating to the Chambers Township. We do not own any real property interest in the Chamber Township property or any other property.

ITEM 3: LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us. Our address for service of process in Nevada is 2470 Saint Rose Pkwy, Suite 304, Henderson, Nevada, 89074.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our shares of common stock do not trade on any stock exchange or quotation system. We anticipate that we will retain a market maker to file an application for quotation on the OTC Bulletin Board on our behalf. However, there is no guarantee that we will be successful in retaining a market maker or that the application to trade, if filed, will be accepted.

We have 30 shareholders of record as at the date of this annual report.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	we would not be able to pay our debts as they become due in the usual course of business; or

2.
our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

ITEM 6: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Our plan of operation for the next twelve months is to complete the recommended phase two and three exploration programs on the Chambers Township property. The phase two program will primarily consist of linecutting, as well as a VLF-EM and magnetometer survey. The phase three program will consist of a drilling program. The estimated costs of the phase two and three programs are $11,900 and $131,750 respectively.

As well, we anticipate spending an additional $10,000 on administrative fees, including fees payable in connection with the filing of this annual report and complying with reporting obligations.

Total expenditures over the next 12 months are therefore expected to be $153,650.

We will require additional funding in order to cover these anticipated expenses and to proceed with any additional recommended exploration on the Chambers Township property following the completion of the phase three program. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or from director loans. We do not have any arrangements in place for any future equity financing or loans.

Results Of Operations For The Period From Inception Through June 30, 2006

We have not earned any revenues from our incorporation on July 27, 2004 to June 30, 2006. We do not anticipate earning revenues unless we enter into commercial production on the Chambers Township property, which is doubtful. We have only recently commenced the exploration stage of our business, and can provide no assurance that we will discover economic mineralization on the Chambers Township property, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $37,796 for the period from our inception on July 27, 2004 to September 30, 2006. These operating expenses were comprised of mineral exploration costs of $13,635, professional fees of $14,175, rent costs of $5,850 and office and sundry costs of $4,136.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

ITEM 7: FINANCIAL STATEMENTS

Mobridge Explorations, Inc.
(An Exploration Stage Company)

June 30, 2006

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations

Statements of Cash Flows

Statement of Stockholders’ Equity

Notes to the Financial Statements

Board of Directors
Mobridge Explorations, Inc.

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

We have audited the accompanying balance sheet of Mobridge Explorations, Inc.
as of June 30, 2006 and the related statements of operations, shareholders’ equity and cash flows for the period from date of inception on July 27, 2004 to June 30, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mobridge Explorations, Inc. as of June 30, 2006 and the results of its operations and cash flows for the period from date of inception on July 27, 2004 to June 30, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company incurred a net loss of $37,796 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfill its exploration activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Madsen & Associates CPA’s, Inc.
Salt Lake City, Utah
September 11, 2006

MOBRIDGE EXPLORATIONS, INC.
(An Exploration Stage Company)
BALANCE SHEET
As at June 30
(Stated in US Dollars)

2006

ASSETS

Current Assets

Cash	43

Total Assets	43

LIABILITIES

Current Liabilities

Accounts Payable and accrued liabilities	2,339

STOCKHOLDERS’ EQUITY

Common Stock:
75,000,000 shares authorized, at $0.001 par value; 6,790,000 shares issued and outstanding	6,790

Additional Paid-in Capital	28,710

Deficit Accumulated During the Exploration Stage	-37,796

-2,296

Total Liabilities and Stockholders’ Equity	43

MOBRIDGE EXPLORATIONS, INC.
(An Exploration Stage Company)
STATEMENT OF OPERATIONS
As at June 30
(Stated in US Dollars)

	Year	Cumulative Period	Cumulative Period
	Ended	From Inception	From Inception
	June 30,	July 27, 2004 to	July 27, 2004 to
	2006	June 30, 2005	June 30, 2006

Revenue	$0	$0	$0

Expenses

Rent	3,900	1,950	5,850
Office and sundry	2,149	1,987	4,136
Professional fees	10,950	3,225	14,175

Mineral exploration costs	13,635	0	13,635

Net Loss for The Period	-36,634	-7,162	-37,796

Basic and Diluted Loss per Share	-0.01	-0.01

Weighted Average Shares Outstanding	6,763,462	2,850,000

MOBRIDGE EXPLORATIONS, INC.
(An Exploration Stage Company)
STATEMENT OF CASH FLOWS
As at June 30
(Stated in US Dollars)

	Year Ended June 30, 2006	Cumulative Period from Inception, July 27, 2004 to June 30, 2005	Cumulative Period from Inception, July 27, 2004 to June 30, 2006

Cash Flows from Operating Activities

Net loss for the period	-$30,634	-$7,162	-$37,796

Adjustments to reconcile net loss to net cash provided by operating activities:
Change in accounts payable and accrued liabilities	-891	3,230	2,339

Net change in cash from operations	-31,525	-3,932	-35,457

Cash Flows from Financing Activities

Proceeds from the issuance of common stock	18,000	17,500	35,500

Increase in Cash During the Period	-13,525	13,568	43

Cash - Beginning of Period	13,568	0	0

Cash - End of Period	$43	$13,568	$43

Supplementary Disclosure of Cash Flow Information

Cash paid for:
Interest	$-	$-	$-
Income taxes	-	- -	-

MOBRIDGE EXPLORATIONS, INC.
(An Exploration Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY
Period from July 27, 2004 (Inception) to June 30, 2006
(Expressed in US dollars)

	COMMON STOCK		ADDITIONAL PAID-IN	DEFICIT ACCUMULATED DURING THE EXPLORATION
	SHARES	AMOUNT	CAPITAL	STAGE	TOTAL

Balance, July 27, 2004(Date of inception)	-	$-	$-	$-	$-

Issuance of common stock for cash at $.001, January 2005	5,500,000	5,500	-	-	5,500
Issuance of common stock for cash at $.01, June 2005	1,200,000	1,200	10,800	-	12,000

Net loss for the period	-	-	-	(7,162)	(7,162)

Balance, June 30, 2005	6,700,000	$6,700	$10,800	$(7,162)	$10,338

Issuance of common stock for cash at $.20, September, 2005	90,000	90	17,910		18,000

Net loss for the period				(30,634)	(30,634)

Balance, June 30, 2006	6,790,000	6,790	28,710	(37,796)	(2,296)

MOBRIDGE EXPLORATIONS, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006

1.	ORGANIZATION

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

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)	Basis of Presentation

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

MOBRIDGE EXPLORATIONS, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

d)	Use of Estimates and Assumptions

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

MOBRIDGE EXPLORATIONS, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

h)	Basic and Diluted Net Loss Per Share

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

MOBRIDGE EXPLORATIONS, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006

3.	MINERAL PROPERTY

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

d)	Subsequent Event

On July 1, 2006 the Company and the optionor agreed to an extension to November 6, 2006 to further assess the property. A payment in the amount of $2,500 was made in consideration of the extension. If at this time the company elects to continue the option agreement the option payment due July 6, 2006 will be due and payable. If at this time the company elects to terminate the option no further obligations will be incurred.

4.	COMMON STOCK

During the period from July 27, 2004 (Inception) to June 30, 2006, the Company issued 6,790,000 common shares for total cash proceeds of $35,500.

At June 30, 2006, there were no outstanding stock options or warrants.

MOBRIDGE EXPLORATIONS, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006

5.	INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred net operating losses of $37,796 which expire in 2026. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at June 30, 2006, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

Net operating loss	$37,796
Statutory tax rate	34%
Effective tax rate	-
Deferred tax asset	$12,851
Valuation allowance	$(12,851)

Net deferred tax asset	$-

6.	GOING CONCERN

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $37,796 since inception and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2006 fiscal year. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

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

Conclusions

Based upon their evaluation of our controls, the chief executive officer and principal accounting officer have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Our executive officer and director and his age as of the date of this annual report is as follows:

Directors:

Name of Director	Age
Gurminder Manhas	26
Victor Rafuse	55
Clint Barr	44

Executive Officers:

Name of Officer	Age	Office
Gurminder Manhas	26	President, Treasurer, and Chief Executive Officer
Victor Rafuse	55	Secretary

Biographical Information

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

Mr. Gurminder Manhas has acted as our president, treasurer, chief executive officer and as a director since our incorporation on July 27, 2004. From September 2002 to present, Mr. Manhas has acted as a remote systems administrator for McKesson Medical Imaging Group, a Canadian reporting company based in Richmond, British Columbia that provides digital image network systems for medicine. His duties include software support and service and performing software upgrades. From August 2001 to September 2002, Mr. Manhas worked as a technical support analyst for the British Columbia Liquor Distribution Board where he provided software support for the province’s liquor stores and head office. From April 2001 to July 2001, he worked as a help desk technician with the Hong Kong and Shanghai Banking Corporation of Canada’s main branch in Vancouver.

Mr. Manhas does not have any professional training or technical credentials in the exploration, development and operation of mines.

Mr. Manhas intends to devote approximately 20% of his business time to our affairs.

Mr. Victor Rafuse has acted as our secretary and a director since our incorporation. Mr. Rafuse graduated as a Chemical Technologist from the Ontario College of Applied Arts and Technology in 1971 and from the Haileybury School of Mines in 1975. He has been employed as a supervisor in analytical laboratories specializing in gold and precious metal analysis for the past 28 years. Since 1984 he has been the assay lab supervisor at the Williams Mine.

Mr. Rafuse intends to devote approximately 10% of his business time to our affairs.

Mr. Clint Barr has acted as a director since our incorporation on July 27, 2004. Mr. Barr graduated from Lakehead University, in 1991 with an Bachelor of Science degree in Honors Geology. From 1989 to 2001 he work on a variety of exploration projects across Canada and in Europe for various major mining companies, including Noranda and North American Platinum. Since 2001, Mr. Barr has worked as a consulting geologist to various junior exploration companies. Mr. Barr is a Professional Geologist licensed in the province of Ontario.

Mr. Barr intends to devote approximately 5% of his business time to our affairs.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by the board of directors and will hold office until removed by the board.

Significant Employees

We have no significant employees other than the officers and directors described above.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended December 31, 2005 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

Name and principal position	Number Of late Reports	Transactions Not Timely Reported	Known Failures To File a Required Form
Gurminder Manhas	0	0	0
(President, Treasurer CEO and director)

Victor Rafuse	0	0	0
(Secretary and director)

Clint Barr (director)	0	0	0

ITEM 10: EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal period from our inception on July 27, 2004 to September 30, 2006 and the subsequent period to the date of this annual report.

Annual Compensation
Name	Title	Year	Salary	Bonus	Other Comp.	Restr Stock Awarded	Options/SARS (#)	LTP payouts ($)
Gurminder Manhas	Pres, Tres CEO, & Dir	2006 2005	$0 $0	0 0	0 0	0 0	0 0	0 0

Victor Rafuse	Sec & Dir	2006 2005	$0 $0	0 0	0 0	0 0	0 0	0 0

Clint Barr	Dir	2006 2005	$0 $0	0 0	0 0	0 0	0 0	0 0

Stock Option Grants

We have not granted any stock options to the executive officer since our inception.

Consulting Agreements

We do not have any employment or consulting agreement with our directors or officers. We do not pay Mr. Novis any amount for acting as a director of the Company.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names of each person known to us to own more than 5% of our outstanding common stock as of the date of this annual report, and by the officer and director, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class

Common Stock	Gurminder Manhas President, Chief Executive Officer and Director	2,000,000	29.46%

Common Stock	Victor Rafuse Secretary and Treasurer and Director	1,000,000	14.73%

Common Stock	Clint Barr Director	500,000	7.36%

Common Stock	All officers and directors as a group that consists of three persons	3,500,000	51.55%

The percent of class is based on 6,790,000 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

*	Any of our directors or officers;
*	Any person proposed as a nominee for election as a director;
*	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
*	Our promoters, Gurminder Manhas. Victor Rafuse and Clint Barr;
*	Any member of the immediate family of any of the foregoing persons.

ITEM 13: EXHIBITS AND REPORTS

Exhibits

Exhibit
Number	Description

3.1*	Articles of Incorporation
3.2*	Bylaws
10.1*	Mineral Property Purchase Agreement dated July 6, 2005

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Claims location map

* filed as an exhibit to our registration statement filed on December 23, 2005

Reports on Form 8-K

We did not file any reports on Form 8-K during the last fiscal quarter of 2006.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal accountants, Madsen & Associates CPA’s, Inc., rendered invoices to us during the fiscal periods indicated for the following fees and services:

	Period from July 17, 2004 to June 30, 2005	Fiscal year ended June 30, 2006

Audit fees	Nil	$4,670
Audit-related fees	Nil	Nil
Tax fees	Nil	Nil
All other fees	Nil	Nil

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements, the review of the financial statements included in each of our quarterly reports on Form 10-QSB.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our audit committee’s policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations. In addition, we may also pre-approve particular services on a case-by-case basis. We approved all services that our independent accountants provided to us in the past two fiscal years.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By	/s/ Gurminder Manhas
Gurminder Manhas
President, CEO & Director
Date: September 27, 2006

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By  /s/ Victor Rafuse
Victor Rafuse
Secretary, Treasurer and Director
Date: September 27, 2006

By	/s/ Clint Barr
Clint Barr
Director
Date: September 27, 2006