Form 10QSB
period 2006-09-30
Mobridge Explorations, Inc.
filed 2006-11-14
CIK 1343601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

[ X ]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 2006

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ______________ to______________

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

None
_____________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes [ X ] No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [   ]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,790,000 Shares of $0.001 par value Common Stock outstanding as of November 14, 2006.

MOBRIDGE EXPLORATIONS, INC.
(An Exploration Stage Company)

FINANCIAL STATEMENTS
(UNAUDITED)

SEPTEMBER 30, 2006

MOBRIDGE EXPLORATIONS, INC.
(An Exploration Stage Company)

BALANCE SHEET
(UNAUDITED)
SEPTEMBER 30, 2006

2006

ASSETS

Current Assets
Cash	$1,813

Total Assets	1,813

LIABILITIES

Liabilities
Accounts payable and accrued liabilities	1,927
Shareholder Loan	10,000
11,927
STOCKHOLDERS’ EQUITY

Common Stock
75,000,000 shares authorized, at $.001 par value; 6,790,000 shares issued and outstanding	6,790

Additional paid-in capital	28,710

Deficit Accumulated During the Exploration Stage	-45,614
-10,114

1,813

The accompanying notes are an integral part of these financial statements

MOBRIDGE EXPLORATIONS, INC.
(An Exploration Stage Company)

STATEMENT OF OPERATIONS
(UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
AND FOR THE PERIOD JULY 27, 2004 (INCEPTION) TO SEPTEMBER 30, 2006

	Three months Ended September30, 2006		Three months Ended September30 2005	From July 27, 2004 (inception) to September 30, 2006

Revenue	$		-

Expenses Rent		975	975	6,825
Office and sundry		463	468	4,601
Professional fees		3,880	2,100	18,054
Mineral exploration costs		2,500	6,475	16,134

Net Loss for The Period		7,818	10,018	45,614

Basic and Diluted Loss per Share		$(0.01)

Weighted Average Number of Shares Outstanding		6,790,000	-

The accompanying notes are an integral part of these financial statements

MOBRIDGE EXPLORATIONS, INC.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
PERIOD FROM JULY 27, 2005 (INCEPTION) TO SEPTEMBER 30, 2006

	COMMON STOCK		ADDITIONAL PAID-IN	DEFICIT ACCUMULATED DURING THE EXPLORATION
	SHARES	AMOUNT	CAPITAL	STAGE	TOTAL

Balance, July 27, 2005 (Date of inception)	-	$-	$-	$-	$-

Issuance of common stock for cash at $.001, January 2006	5,500,000	5,500	-	-	5,500
Issuance of common stock for cash at $.01, June 2006	1,200,000	1,200	10,800	-	12,000
Issuance of common stock for cash at $.20, September, 2006	90,000	90	17,910		18,000

Net Loss for the Period				(37,796)	(37,796)

Balance June 30, 2006	6,790,000	6,790	28,710	(37,796)	(2,296)
Net loss for the period				(7,818)	(7,818)

Balance, September 30, 2006	6,790,000	6,790	28,710	(45,614)	(10,114)

The accompanying notes are an integral part of these financial statements

MOBRIDGE EXPLORATIONS, INC.
(An Exploration Stage Company)

STATEMENT OF CASH FLOWS
(UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
AND FOR THE PERIOD JULY 27, 2004 (INCEPTION) TO SEPTEMBER 30, 2006

	For the three months ended September 30, 2006	For the three months ended September 30, 2005	For the period July 27, 2004 (inception) to September 30, 2006

Cash Flows from Operating Activities
Net loss for the period	$(7,818)	(10,018)	(45,614)

Adjustments to reconcile net loss to net cash provided by operating activities:
Change in accounts payable and accrued liabilities	(436)	2,130	1,927

Net change in cash from operations	(8,230)	(7,887)	(43,687)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	18,000	35,500
Proceeds from Shareholder Loan	10,000	-	10,000

Increase In Cash During The Period	1,770	10,112	1,813

Cash, Beginning Of Period	43	13,568	-

Cash, End Of Period	$1,813	23,680	1,813

Supplementary Disclosure of Cash Flow Information
Cash paid for:
Interest	$-	-	-
Income taxes	$-	-	-

The accompanying notes are an integral part of these financial statements

MOBRIDGE EXPLORATIONS, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
SEPTEMBER 30, 2006

1.	BASIS OF PRESENTATION

The Interim financial statements of Mobridge Explorations, Inc. (the Company) for the three months ended September 30, 2006 and 2005 and for the period from July 27, 2004 (inception) to September 30, 2006 are not audited. The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of September 30, 2006 and the results of operations and cash flows for the three months ended September 30, 2006 and 2005 and for the period July 27, 2004 (inception) to September 30, 2006.

The results of operations for the three months ended September 30, 2006 and 2005 are not necessarily indicative of the results for a full year period.

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
SEPTEMBER 30, 2006

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

c)	Mineral Property Costs

The Company has been in the exploration stage since its formation on July 27, 2005 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property acquisition and exploration costs are charged to operations as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

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

MOBRIDGE EXPLORATIONS, INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
SEPTEMBER 30, 2006

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

h)	Basic and Diluted Net Loss Per Share

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

k)	Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

MOBRIDGE EXPLORATIONS, INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
SEPTEMBER 30, 2006

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

d)	Extension to Agreement

On July 1, 2006 the Company and the optionor agreed to an extension to November 6, 2006 to further assess the property. A payment in the amount of $2,500 was made in consideration of the extension. If at that time the company elects to continue the option agreement the option payment due July 6, 2006 will be due and payable. If at that time the company elects to terminate the option no further obligations will be incurred.

5. COMMON STOCK

During the period from July 27, 2005 (Inception) to September 30, 2006, the Company issued 6,790,000 common shares for total cash proceeds of $35,500.

At September 30, 2006, there were no outstanding stock options or warrants.

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

Results Of Operations For The Period Ended September 30, 2006

We did not earn any revenues during the three-month period ended September 30, 2006. We do not anticipate earning revenues unless we enter into commercial production on the Chambers Township property, which is doubtful. We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the Chambers Township property, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $7,818 during the three-month period ended September 30, 2006. These operating expenses were comprised of professional fees of $3,880, mineral exploration costs of $2,500, rent costs of $975 and office and sundry costs of $463.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Item 3 Controls and Procedures

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. This evaluation was conducted by Gurminder Manhas, our chief executive officer and principal accounting officer.

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

November 14, 2006

Mobridge Explorations, Inc.

/s/ Gurminder Manhas
Gurminder Manhas, President