Form 10QSB
period 2006-12-31
Mobridge Explorations, Inc.
filed 2007-02-15
CIK 1343601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

[ X ]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended December 31, 2006

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________________ to__________________

Commission File Number 333-130673

                       MOBRIDGE EXPLORATIONS, INC.
(Exact name of small Business Issuer as specified in its charter)

Nevada	Pending

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

13 Bastedo Crescent, Box 1526
Marathon, Ontario	P0T 2E0

(Address of principal executive offices)	(Postal or Zip Code)

Issuer’s telephone number, including area code:	807-625-6379

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,790,000 Shares of $0.001 par value Common Stock outstanding as of February 14, 2007.

MOBRIDGE EXPLORATIONS, INC.
(An Exploration Stage Company)

FINANCIAL STATEMENTS
(UNAUDITED)

DECEMBER 31, 2006

MOBRIDGE EXPLORATIONS, INC.
(An Exploration Stage Company)

BALANCE SHEET
(UNAUDITED)
DECEMBER 31, 2006

2006

ASSETS

Current Assets
Cash	$824

Total Assets	824

LIABILITIES

Liabilities
Accounts payable and accrued liabilities	3,009
Shareholder Loan	21,850
24,859
STOCKHOLDERS’ EQUITY

Common Stock
75,000,000 shares authorized, at $.001 par value; 6,790,000 shares issued and outstanding	6,790

Additional paid-in capital	28,710

Deficit Accumulated During the Exploration Stage	-59,535
-24,035

824

The accompanying notes are an integral part of these financial statements

MOBRIDGE EXPLORATIONS, INC.
(An Exploration Stage Company)

STATEMENT OF OPERATIONS
(UNAUDITED)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005
FOR THE SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005
AND FOR THE PERIOD JULY 27, 2004 (INCEPTION) TO DECEMBER 31, 2006

	Three months ended December 31, 2006	Three months ended December 31, 2005	Six months ended December 31, 2006	Six months ended December 31, 2005	From July 27, 2004 (inception) to December 31, 2006

Revenue	$-	$-	$-	$-	$-

Expenses
Rent	975	975	1,950	1,950	7,800
Office and sundry	456	769	919	1,238	5,055
Professional fees	12,490	2,355	16,370	4,455	30,545
Mineral exploration costs	-	7,160	2,500	13,635	16,135

Net Loss for the Period	13,921	11,259	21,739	21,277	59,535

Basic and Diluted Loss per Share	$(0.01)

Weighted Average Number of Shares Outstanding	6,790,000

The accompanying notes are an integral part of these financial statements

MOBRIDGE EXPLORATIONS, INC.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
PERIOD FROM JULY 27, 2004 (INCEPTION) TO DECEMBER 31, 2006

	COMMON STOCK		ADDITIONAL PAID-IN	DEFICIT ACCUMULATED DURING THE EXPLORATION
	SHARES	AMOUNT	CAPITAL	STAGE	TOTAL

Balance, July 27, 2005(Date of inception)	-	$-	$-	$-	$-

Issuance of common stock for cash at $.001, January 2006	5,500,000	5,500	-	-	5,500
Issuance of common stock for cash at $.01, June 2006	1,200,000	1,200	10,800	-	12,000
Issuance of common stock for cash at $.20, September, 2006	90,000	90	17,910		18,000

Net Loss for the Period				(37,796)	(37,796)

Balance June 30, 2006	6,790,000	6,790	28,710	(37,796)	(2,296)

Net loss for the period				(21,739)	(21,739)

Balance, December 31, 2006	6,790,000	6,790	28,710	(59,535)	(24,035)

The accompanying notes are an integral part of these financial statements

MOBRIDGE EXPLORATIONS, INC.
(An Exploration Stage Company)

STATEMENT OF CASH FLOWS
(UNAUDITED)
FOR THE SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005
AND FOR THE PERIOD JULY 27, 2004 (INCEPTION) TO DECEMBER 31, 2006

	For the six months ended December 31,	For the six months ended December 31,	For the period July 27, 2004 (inception) to December 31,
	2006	2005	2006

Cash Flows from Operating Activities
Net loss for the period	$(21,739)	(21,277)	(59,535)

Adjustments to reconcile net loss to net cash provided by operating activities:
Change in accounts payable and accrued liabilities	670	384	3,009

Net change in cash from operations	(21,069)	(20,893)	(56,526)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	18,000	35,500
Proceeds from Shareholder Loan	21,850	-	21,850

Increase in Cash During The Period	781	(2,893)	824

Cash, Beginning Of Period	43	13,568	-

Cash, End Of Period	824	10,675	824

Supplementary Disclosure of Cash Flow Information
Cash paid for:
Interest	$-	-	-
Income taxes	$-	-	-

The accompanying notes are an integral part of these financial statements

MOBRIDGE EXPLORATIONS, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
DECEMBER 31, 2006

1.	BASIS OF PRESENTATION

The Interim financial statements of Mobridge Explorations, Inc. (the Company) for the three months ended December 31, 2006 and 2005 and for the period from July 27, 2004 (inception) to December 31, 2006 are not audited. The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of December 31, 2006 and the results of operations and cash flows for the three months ended December 31, 2006 and 2005 and for the period July 27, 2004 (inception) to December 31, 2006.

The results of operations for the three months ended December 31, 2006 and 2005 are not necessarily indicative of the results for a full year period.

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
DECEMBER 31, 2006

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
DECEMBER 31, 2006

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

k)	Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

MOBRIDGE EXPLORATIONS, INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
DECEMBER 31, 2006

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

e)	Termination of Agreement

On November 1, 2006 the Mineral Property Agreement was terminated.

MOBRIDGE EXPLORATIONS, INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
DECEMBER 31, 2006

5.	COMMON STOCK

During the period from July 27, 2004 (Inception) to December 31, 2006, the Company issued 6,790,000 common shares for total cash proceeds of $35,500.

At December 31, 2006, there were no outstanding stock options or warrants.

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

Results Of Operations For The Period Ended December 31, 2006

We did not earn any revenues during the six-month period ended December 31, 2006. We do not anticipate earning revenues unless we enter into commercial production on the Chambers Township property, which is doubtful. We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the Chambers Township property, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $21,739 during the six-month period ended December 31, 2006. These operating expenses were comprised of mineral exploration costs of $13,635, professional fees of $4,455, rent of $1,950 and office and sundry costs of $463.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Item 3.    Controls and Procedures

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. This evaluation was conducted by Gurminder Manhas, our chief executive officer and principal accounting officer.

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

February 14, 2007

Mobridge Explorations, Inc.

/s/ Gurminder Manhas
Gurminder Manhas, President