Form 10QSB
period 2007-03-31
PetroSouth Energy Corp.
filed 2007-05-22
CIK 1343601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to _____________

Commission file number  333-131815

PETROSOUTH ENERGY CORP.

(Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-8756823 (I.R.S. Employer Identification No.)

20333 State Highway 249, Suite 200-113 Houston TX (Address of principal executive offices)	77070-2613 (Zip Code)

281-378-1563 (Issuer’s telephone number)

Mobridge Explorations, Inc., 13 Bastedo Crescent, Box 1526, Marathon, Ontario P0T 2E0 (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]     No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [X]     No [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

68,166,667 common shares issued and outstanding as at May 11, 2007.

Transitional Small Business Disclosure Format (Check one):      Yes [  ]      No  [X]

PETROSOUTH ENERGY CORP.
(formerly Mobridge Explorations, Inc.)
(An Exploration Stage Company)

FINANCIAL STATEMENTS
(UNAUDITED)

MARCH 31, 2007

PETROSOUTH ENERGY CORP.
(formerly Mobridge Explorations, Inc.)
(An Exploration Stage Company)

BALANCE SHEET
(UNAUDITED)
MARCH 31, 2007

2007

ASSETS

Current Assets
Cash	$0

Total Assets	0

LIABILITIES

Liabilities
Accounts payable and accrued liabilities	1,700

Shareholder Loan	25,000
26,700
STOCKHOLDERS’ EQUITY

Common Stock
75,000,000 shares authorized, at $.001 par value; 6,790,000 shares issued and outstanding	6,790

Additional paid-in capital	28,710

Deficit Accumulated During the Exploration Stage	-62,200
-26,700

0

The accompanying notes are an integral part of these financial statements

PETROSOUTH ENERGY CORP.
(formerly Mobridge Explorations, Inc.)
(An Exploration Stage Company)

STATEMENT OF OPERATIONS
(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
FOR THE NINE MONTHS ENDED MARCH 31, 2007 AND 2006
AND FOR THE PERIOD JULY 27, 2004 (INCEPTION) TO MARCH 31, 2007

	Three months ended March 31, 2007	Three months ended March 31, 2006	Nine months ended March 31, 2007	Nine months ended March 31, 2006	From July 27, 2004 (inception) to March 31, 2007

Revenue	$-	$-	$-	$-	$-

Expenses
Rent	650	975	2,600	2,925	8,450
Office and sundry	15	468	934	1,628	4,863
Professional fees	2,000	4,795	18,370	9,327	32,752
Mineral exploration costs	-	-	2,500	13,635	16,135

Net Loss for the Period	2,665	6,238	24,404	27,515	62,200

Basic and Diluted Loss per Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Number of Shares Outstanding	6,790,000	6,790,000	6,790,000	6,756,000

The accompanying notes are an integral part of these financial statements

PETROSOUTH ENERGY CORP.
(formerly Mobridge Explorations, Inc.)
(An Exploration Stage Company)

STATEMENT OF CASH FLOWS
(UNAUDITED)
FOR THE NINE MONTHS ENDED MARCH 31, 2007 AND 2006
AND FOR THE PERIOD JULY 27, 2004 (INCEPTION) TO MARCH 31, 2007

	For the nine months ended March 31, 2007	For the nine months ended March 31 2006	For the period July 27, 2004 (inception) to March 31, 2007

Cash Flows from Operating Activities
Net loss for the period	$(24,404)	(27,515)	(62,200)

Adjustments to reconcile net loss to net cash provided by operating activities:
Change in accounts payable and accrued liabilities	(639)	(332)	1,700

Net change in cash from operations	(25,043)	(27,847)	(60,500)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	18,000	35,500
Proceeds from Shareholder Loan	25,000	-	25,000

Increase in Cash During The Period	(43)	(9,847)	0

Cash, Beginning Of Period	43	13,568	0

Cash, End Of Period	0	3,721	0

Supplementary Disclosure of Cash Flow Information
Cash paid for:
Interest	$-	-	-
Income taxes	$-	-	-

The accompanying notes are an integral part of these financial statements

PETROSOUTH ENERGY CORP.
(formerly Mobridge Explorations, Inc.)
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
MARCH 31, 2007

1.	BASIS OF PRESENTATION

The Interim financial statements of Mobridge Explorations, Inc. (the Company) for the three and nine months ended March 31, 2007 and 2006 and for the period from July 27, 2004 (inception) to March 31, 2007 are not audited. The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of March 31, 2007 and the results of operations and cash flows for the three and nine months ended March 31, 2007 and 2006 and for the period July 27, 2004 (inception) to March 31, 2007.

The results of operations for the three and nine months ended March 31, 2007 and 2006 are not necessarily indicative of the results for a full year period.

2.	ORGANIZATION

The Company was incorporated in the State of Nevada on July 27, 2004. As of March 31, 2007, the Company was an Exploration Stage Company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7. The Company had acquired an option to purchase an interest in a mineral property located in the Province of Ontario, Canada and had not yet determined whether this property contains reserves that are economically recoverable.

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

PETROSOUTH ENERGY CORP.
(formerly Mobridge Explorations, Inc.)
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
MARCH 31, 2007

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

c)	Mineral Property Costs

The Company has been in the exploration stage since its formation on July 27, 2004 and has not yet realized any revenues from its planned operations. As of March 31, 2007, the Company was primarily engaged in the acquisition and exploration of mining properties. Mineral property acquisition and exploration costs are charged to operations as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

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

PETROSOUTH ENERGY CORP.
(formerly Mobridge Explorations, Inc.)
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
MARCH 31, 2007

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at MARCH 31, 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

k)	Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

PETROSOUTH ENERGY CORP.
(formerly Mobridge Explorations, Inc.)
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
MARCH 31, 2007

4.	MINERAL PROPERTY

Pursuant to a mineral property option agreement (the “Agreement”) dated July 6, 2005, the Company was granted an option to acquire a 100% undivided right, title and interest of a total of 15 mineral claim units, known as the Chambers Township claim block (the “Claim”), located in the Sudbury Mining Division of Ontario, Canada for:

a)	Cash Payments totaling $40,000 as follows:

-	$3,500 upon execution of the Agreement; (Paid)
-	an additional $6,500 by July 6, 2006; (extended to November 6, 2006)
-	an additional $10,000 by July 6, 2007;
-	an additional $20,000 by July 6, 2008;

b)	Expenditure Commitments

Incurring exploration and development work on the Claim totaling at least $145,000 by June 6, 2009 as follows:

-	$6,000 in expenditures on the Claims by Decenber 15, 2005; (Completed)
-	no less than further $14,000 in expenditures on the Claims by July 6, 2006;
-	no less than further $25,000 in expenditures on the Claims by July 6, 2007;
-	no less than further $40,000 in expenditures on the Claims by July 6, 2008; and
-	no less than further $60,000 in expenditures on the Claims by July 6, 2009.

c)	Assessment Work

Paying to the Optionor, or on the Optionor’s behalf all Claim payments and assessment work required to keep the Claim and the Option in good standing during the term of the Agreement

d)	Extension to Agreement

On July 1, 2007 the Company and the optionor agreed to an extension to November 6, 2006 to further assess the property. A payment in the amount of $2,500 was made in consideration of the extension. If at that time the Company elected to continue the option agreement, the option payment due July 6, 2006 would be due and payable. If at that time the Company elected to terminate the option, no further obligations would be incurred.

e)	Termination of Agreement

On November 1, 2006 the Mineral Property Agreement was terminated.

PETROSOUTH ENERGY CORP.
(formerly Mobridge Explorations, Inc.)
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
MARCH 31, 2007

5.	COMMON STOCK

During the period from July 27, 2004 (Inception) to March 31, 2007, the Company issued 6,790,000 common shares for total cash proceeds of $35,500.

At March 31, 2007, there were no outstanding stock options or warrants.

6.	SUBSEQUENT EVENTS

Effective April 30, 2007, the Company completed a merger with PetroSouth Energy Corp. It is intended that the merger be treated as a reverse acquisition for accounting purposes. As a result of the merger, the Company has changed its name to PetroSouth Energy Corp.

Also, on April 30, 2007, the Company effected a 10 for 1 stock split of the authorized and issued outstanding common stock. As a result, the authorized capital has increased from 75,000,000 authorized shares of common stock with a par value of $0.001 to 750,0000,000 authorized shares with a par value of $0.001. The number of issued and outstanding shares of common stock at April 30, 2007 has increased from 6,790,000 to 68,166,667.

On May 1, 2007, the Company closed a private placement consisting of 266,667 units (the “Units”) at a price of US $0.75 per Unit for aggregate proceeds of $200,000.  Each Unit consists of one common share and one share purchase warrant (a “Warrant”), each Warrant being exercisable into one common share (a “Warrant Share”) at a price of US $1.25 per Warrant Share until May 1, 2010.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all references to “common shares” refer to the common shares in our capital stock and the terms “we”, “us” and “our” mean PetroSouth Energy Corp., a Nevada corporation.

ITEM 2. Plan of Operation

Our plan of operation for the next twelve months is to acquire an oil & gas company. We are no longer pursuing exploration programs on the Chambers Township property. We discontinued payments under the Chambers Township option agreement, and it was terminated as of November 1, 2006.

The total expenditures over the next 12 months required in order to meet our twelve month objective is expected to be $6,000,000. Thus far, we have raised $200,000 through a private placement closed May 1, 2007 and expect to have raised the remaining $5,800,000 in the next 60 to 90 days. We anticipate that this additional funding will be in the form of equity financing from the sale of our common stock or loans. We do not currently have any arrangements in place for any future equity financing or loans.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Results Of Operations For The Period Ended March 31, 2007

We did not earn any revenues during the nine-month period ended March 31, 2007. We do not anticipate earning revenues in the near future. We have not yet made an acquisition of any oil & gas exploration companies and can provide no assurance that we will be able to successfully complete any such acquisitions in the future.

We incurred operating expenses in the amount of $24,404 during the nine-month period ended March 31, 2007. These operating expenses were comprised of mineral exploration costs of $2,500, professional fees of $18,370, rent of $2,600 and office and sundry costs of $934.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following material risks and uncertainties in addition to other information in this prospectus in evaluating our company and its business before purchasing shares of our company’s common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following material risks. You could lose all or part of your investment due to any of these material risks.

RISKS RELATED TO OUR COMPANY

Because we may never earn revenues from our operations, our business may fail and then investors may lose all of their investment in our company.

We have no history of revenues from operations. We have never had significant operations and have no significant assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our company has a limited operating history. The success of our company is significantly dependent on our ability to make a successful acquisition. If our business plan is not successful and we are not able to operate profitably, then our stock may become worthless and investors may lose all of their investment in our company.

Prior to completion of an acquisition, if at all, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from future acquisitions, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide no assurance that we will generate any revenues or ever achieve profitability. If we are unsuccessful in addressing these risks, our business will fail and investors may lose all of their investment in our company.

We have a history of losses and have a deficit, which raises substantial doubt about our ability to continue as a going concern.

We have not generated any revenues since our incorporation and we will continue to incur operating expenses without revenues until we are in commercial deployment. Our net loss from inception to March, 31, 2007 was $62,200. We had cash in the amount of $0 as of March, 31, 2007. We cannot provide assurances that we will be able to successfully execute our business plan. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our audited financial statements, dated September 11, 2006. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

RISKS ASSOCIATED WITH OUR COMMON STOCK

Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTC Bulletin Board service of the National Association of Securities Dealers. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like the American Stock Exchange. Accordingly, our shareholders may have difficulty reselling any of their shares.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and the NASD’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the National Association of Securities Dealers has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the National Association of Securities Dealers believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The National Association of Securities Dealers’ requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. This evaluation was conducted by Fred Zaziski, our chief executive officer, and Felipe Pimienta Barrios, our chief financial officer.

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

Conclusions

Based upon his evaluation of our controls, Fred Zaziski, our chief executive officer, and Felipe Pimienta Barrios, our chief financial officer, has concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of the date of this quarterly report, we know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 1, 2007, we closed a private placement consisting of 266,667 units of our securities (the “Units”) at a price of US $0.75 per Unit for aggregate proceeds of $200,000. Each Unit consists of one common share and one share purchase warrant (a “Warrant”), each Warrant being exercisable into one common share (a “Warrant Share”) at a price of US $1.25 per Warrant Share until May 1, 2010.

We issued the Units to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

The proceeds received from the issuance of the Units will be used towards the intended acquisition of one or more oil & gas exploration companies.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS.

The following exhibits, required by Item 601 of Regulation S-B, are being filed as part of this quarterly report, or are incorporated by reference where indicated:

Item Number	Description

3.1
Articles of Incorporation filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on January 6, 2006 and incorporated by reference, as amended by the Articles of Merger and Certificate of Change filed as exhibits on Form 8-K filed with the Commission on May 1, 2007 and incorporated by reference

3.2	By-Laws filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on January 6, 2006 and incorporated by reference
10.1	Mineral Property Option Agreement, dated July 6, 2005, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on January 6, 2006 and incorporated by reference
10.2*	Agreement and Plan of Merger, dated April 18, 2007, between the Registrant and Mobridge Explorations Inc.
31.1*	Certification pursuant to Rule 13a-14 and Rule 15d-14(a), promulgatged under the Securities and Exchange Act of 1934, as amended (Chief Executive Officer)
31.2*	Certification pursuant to Rule 13a-14 and Rule 15d-14(a), promulgatged under the Securities and Exchange Act of 1934, as amended (Chief Financial Officer)
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETROSOUTH ENERGY CORP.

By:	/s/ Fred Zaziski
Fred Zaziski
President, Chief Executive Officer and Director

Date: May 18, 2007

By:	/s/ Felipe Pimienta Barrios
Felipe Pimienta Barrios
Chief Financial Officer, Treasurer and Director

Date: May 18, 2007