Form 10KSB
period 2007-06-30
PetroSouth Energy Corp.
filed 2007-09-28
CIK 1343601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [               ] to [               ]

Commission file number  333-130673

PETROSOUTH ENERGY CORP.

(Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-8756823 (I.R.S. Employer Identification No.)

20333 State Highway 249, Suite 200 – 11 Houston TX (Address of principal executive offices)	77070-26133 (Zip Code)

Issuer's telephone number  (281) 378-1563

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil
Securities registered pursuant to Section 12(g) of the Act:

Common Shares, par value $0.001 (Title of class)

Check  whether the Issuer (1) filed all reports  required to be filed by Section 13 or 15(d) of the  Securities  Exchange  Act  during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Check if there is no disclosure of delinquent  filers in response to Item 405 of Regulation  S-B is not  contained  in  this  form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

State issuer's revenues for its most recent fiscal year:     Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days.  (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note:  If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

37,500,000 common shares @ $1.82(1) = $68,250,000

(1)Average of bid and ask closing prices on September 26, 2007.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  71,000,000 shares of common stock as at September 12, 2007

TABLE OF CONTENTS

ITEM 1: DESCRIPTION OF BUSINESS	4
Forward Looking Statements	4
Corporate Overview	4
RISK FACTORS	5
Risks Related to Our Business	5
Risks Related to Our Common Stock	10
Risks Related to Our Company	11
ITEM 2: DESCRIPTION OF PROPERTY	12
Executive Offices	12
ITEM 3: LEGAL PROCEEDINGS	12
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	12
ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	12
Market Information	12
Unregistered Sales of Equity Securities	12
ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	13
PLAN OF OPERATION	13
Overview	14
ITEM 7: FINANCIAL STATEMENTS	17
ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	29
ITEM 8A: CONTROLS AND PROCEDURES	29
ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS	30
Directors and Executive Officers, Promoters and Control Persons	30
ITEM 10: EXECUTIVE COMPENSATION	32
Executive Compensation	32
ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	34
ITEM 13: EXHIBITS AND REPORTS	36
ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES	36
Changes in and Disagreement with Accountants on Accounting and Financial Disclosure	36
Audit Fees	36
Audit Related Fees	37
Tax Fees	37
All Other Fees	37
Audit Committee Requirements	37
SIGNATURES	38

PART I

ITEM 1:  DESCRIPTION OF BUSINESS

FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements as that term is defined in section 27A of the United States Securities Act of 1933, as amended, and section 21E of the United States Securities Exchange Act of 1934, as amended. These statements relate to future events or our future results of operation or future financial performance, including, but not limited to, the following: any information regarding PetroSouth Energy Corp., a BVI corporation described herein, and any statements relating to our ability to raise sufficient capital to finance our planned operations, our ability to identify any recoverable oil or gas resource or reserve of any kind, our ability to enforce or perform under our farm out agreements, our ability to hire the necessary personnel, and estimates of our cash expenditures for the next 12 months. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “intends”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. You should not place undue reliance on these statements, which speak only as of the date that they were made. These cautionary statements should be considered with any written or oral forward-looking statements that we may issue in the future. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to reflect actual results, later events or circumstances or to reflect the occurrence of unanticipated events.

In this report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the shares of common stock in our capital stock.

As used in this annual report and unless otherwise indicated, the terms “we”, “us” and “our company” refer to PetroSouth Energy Corp.

Corporate Overview

We were incorporated on July 27, 2004 under the name Mobridge Explorations Inc.

Pursuant to a mineral property option agreement dated July 6, 2005, we were granted an option to acquire a 100% undivided right, title and interest of a total of 15 mineral claim units, known as the Chambers Township claim block, located in the Sudbury Mining Division of Ontario, Canada. On November 1, 2006 the Mineral Property Agreement was terminated.

Because we had not discovered any economically viable mineral deposits on the Chambers Township claim block, we have decided to change the direction of our exploration activities to oil and gas sectors. On April 30, 2007, we completed a merger with our subsidiary, PetroSouth Energy Corp. with PetroSouth Energy Corp. as the surviving corporation.  Concurrently, our board of directors approved a 10 for one stock split of our authorized, issued and outstanding shares of common stock. As a result, our authorized capital increased from 75,000,000 shares of common stock with a par value of $0.001 to 750,000,000 shares of common stock with a par value of $0.001. This also increased our issued and outstanding share capital from 6,790,000 shares of common stock to 67,900,000 shares of common stock upon completion of the split.

We have been in negotiations for the acquisition of PetroSouth Energy Corp. (“PetroSouth BVI”), a BVI corporation.  We have not entered into any definitive agreements and there are no assurances that we will successfully conclude the acquisition, although we anticipate doing so in the near future.  As a result of our anticipated acquisition of PetroSouth Energy Corp. BVI, our name changed to “PetroSouth Energy Corp.” which better reflected the new direction and business of our company. The change of our name from “Mobridge Explorations Inc.” to “PetroSouth Energy Corp.” took effect on April 30, 2007.

RISK FACTORS

Shares of our common stock are speculative, especially since we are in the exploration-stage of our new business. We operate in a volatile sector of business that involves numerous risks and uncertainties. The risks and uncertainties described below are not the only ones we face. Other risks and uncertainties, including those that we do not currently consider material, may impair our business. If any of the risks discussed below actually occur, our business, financial condition, operating results or cash flows could be materially adversely affected. This could cause the trading price of our securities to decline, and you may lose all or part of your investment. Prospective investors should consider carefully the risk factors set out below, which are also predicated upon our successful acquisition of PetroSouth BVI.

Risks Related to Our Business

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

We expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from future acquisitions, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide no assurance that we will generate any revenues or ever achieve profitability. If we are unsuccessful in addressing these risks, our business will fail and investors may lose all of their investment in our company.

We have a history of losses and have negative cash flows from operations, which raises substantial doubt about our ability to continue as a going concern.

We have not generated any revenues since our incorporation and we will continue to incur operating expenses without revenues until we are in commercial deployment. To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred net losses from inception to June 30, 2007 of approximately $110,974. Our net cash used in operations for the six months ended June 30, 2007 was $60,846. As of June 30, 2007 we had working capital deficit of $1,311,730. We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that drilling and completion costs increase beyond our expectations; or we encounter greater costs associated with general and administrative expenses or offering costs. The occurrence of any of the aforementioned events could adversely affect our ability to meet our business plans. We cannot provide assurances that we will be able to successfully execute our business plan. These circumstances raise substantial doubt about our ability to continue as a going concern. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will purchase our services, the size of customers’ purchases, the demand for our services, and the level of competition and general economic conditions. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations.

We will depend almost exclusively on outside capital to pay for the continued exploration and development of our properties. Such outside capital may include the sale of additional stock and/or commercial borrowing. There is no guarantee that sufficient capital will continue to be available to meet these continuing development costs or that it will be on terms acceptable to us. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be unable to continue our business and as a result may be required to scale back or cease operations for our business, the result of which would be that our stockholders would lose some or all of their investment.

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our operations.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because our operations have been and will be primarily financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our continued operations. Any reduction in our ability to raise equity capital in the future would force us to reallocate funds from other planned uses and would have a significant negative effect on our business plans and operations, including our ability to develop new products and continue our current operations. If our stock price declines, we may not be able to raise additional capital or generate funds from operations sufficient to meet our obligations.

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

We have no history of revenues from operations and have no significant tangible assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our company has no operating history in exploration of oil and gas at this time and must be considered in the very early development stage. The success of our company is significantly dependent on a successful acquisition, drilling, completion and production program. Our company’s operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

Because of the early stage of development and the nature of our business, our securities are considered highly speculative.

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of our development. We are engaged in the business of exploring and, if warranted, developing commercial reserves of oil and gas. Both of our properties are in the exploration stage. Accordingly, we have not generated any revenues nor have we realized a profit from our operations to date and there is little likelihood that we will generate any revenues or realize any profits in the short term. Any profitability in the future from our business will be dependent upon locating and developing economic reserves of oil and gas, which itself is subject to numerous risk factors as set forth herein. Since we have not generated any revenues, we will have to raise additional monies through the sale of our equity securities or debt in order to continue our business operations.

Nature of Oil and Gas Exploration and Development involves many risks that we may not be able to overcome.

Oil and gas exploration and development is very competitive and involves many risks that even a combination of experience, knowledge and careful evaluation may not be able to overcome. As with any petroleum property, there can be no assurance that oil or gas will be extracted from any of the properties subject to our exploration and production contracts. Furthermore, the marketability of any discovered resource will be affected by numerous factors beyond our control. These factors include, but are not limited to, market fluctuations of prices, proximity and capacity of pipelines and processing equipment, equipment availability and government regulations (including, without limitation, regulations relating to prices, taxes, royalties, land tenure, allowable production, importing and exporting of oil and gas and environmental protection). The extent of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital.

The marketability of natural resources will be affected by numerous factors beyond our control which may result in us not receiving an adequate return on invested capital to be profitable or viable.

The marketability of natural resources which may be acquired or discovered by us will be affected by numerous factors beyond our control. These factors include market fluctuations in oil and gas pricing and demand, the proximity and capacity of natural resource markets and processing equipment, governmental regulations, land tenure, land use, regulation concerning the importing and exporting of oil and gas and environmental protection regulations. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital to be profitable or viable.

Oil and gas operations are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on our company.

Oil and gas operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which we may elect not to insure against due to prohibitive premium costs and other reasons. To date we have not been required to spend any material amount on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to expand or maintain our operations.

Exploratory drilling involves many risks and we may become liable for pollution or other liabilities which may have an adverse effect on our financial position.

Drilling operations generally involve a high degree of risk. Hazards such as unusual or unexpected geological formations, power outages, labour disruptions, blow-outs, sour gas leakage, fire, inability to obtain suitable or adequate machinery, equipment or labour, and other risks are involved. We may become subject to liability for pollution or hazards against which it cannot adequately insure or which it may elect not to insure. Incurring any such liability may have a material adverse effect on our financial position and operations.

Any change to government regulation/administrative practices may have a negative impact on our ability to operate and our profitability.

The business of resource exploration and development is subject to regulation relating to the exploration for, and the development, upgrading, marketing, pricing, taxation, and transportation of oil and gas and related products and other matters. Amendments to current laws and regulations governing operations and activities of oil and gas exploration and development operations could have a material adverse impact on our business. In addition, there can be no assurance that income tax laws, royalty regulations and government incentive programs related to the properties subject to our exploration and production contracts and the oil and gas industry generally, will not be changed in a manner which may adversely affect our progress and cause delays, inability to explore and develop or abandonment of these interests.

Permits, leases, licenses, and approvals are required from a variety of regulatory authorities at various stages of exploration and development. There can be no assurance that the various government permits, leases, licenses and approvals sought will be granted in respect of our activities or, if granted, will not be cancelled or will be renewed upon expiry. There is no assurance that such permits, leases, licenses, and approvals will not contain terms and provisions which may adversely affect our exploration and development activities.

All or a portion of our interest in our properties may be lost if we are unable to obtain significant additional financing, as we are required to make significant expenditures on the exploration and development of our properties.

Our ability to continue exploration and, if warranted, development of our properties will be dependent upon our ability to raise significant additional financing. If we are unable to obtain such financing, a portion of our interest in our properties may be lost or our properties may be lost entirely and revert back to the government of Colombia. We have limited financial resources and no material cash flow from operations and we are dependent for funds on our ability to sell our common shares, primarily on a private placement basis. There can be no assurance that we will be able to obtain financing on that basis in light of factors such as the market demand for our securities, the state of financial markets generally and other relevant factors.

We anticipate that we may need to obtain additional bank financing or sell additional debt or equity securities in future public or private offerings. There can be no assurance that additional funding will be available to us for exploration and development of our projects or to fulfill our obligations under the applicable petroleum prospecting licenses. Although historically we have announced additional financings to proceed with the development of some of our properties, there can be no assurance that we will be able to obtain adequate financing in the future or that the terms of such financing will be favorable. Failure to obtain such additional financing could result in delay or indefinite postponement of further exploration and development of our projects with the possible loss of our petroleum prospecting licenses.

We will require substantial funds to enable us to decide whether our non-producing properties contain commercial oil and gas deposits and whether they should be brought into production, and if we cannot raise the necessary funds we may never be able to realize the potential of these properties.

Our decision as to whether our non-producing properties contain commercial oil and gas deposits and should be brought into production will require substantial funds and depend upon the results of exploration programs and feasibility studies and the recommendations of duly qualified engineers, geologists, or both. This decision will involve consideration and evaluation of several significant factors including but not limited to: (1) costs of bringing a property into production, including exploration and development work, preparation of production feasibility studies, and construction of production facilities; (2) availability and costs of financing; (3) ongoing costs of production; (4) market prices for the oil and gas to be produced; (5) environmental compliance regulations and restraints; and (6) political climate, governmental regulation and control. If we are unable to raise the funds necessary to properly evaluate our non-producing properties, then we may not be able to realize any potential of these properties.

Oil and gas operations are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on our company. Further, exploration and production activities are subject to certain environmental regulations which may prevent or delay the commencement or continuance of our operations.

Oil and gas operations in Colombia are subject to federal and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations in Colombia are also subject to federal and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. No assurance can be given that environmental standards imposed by federal or local authorities will not be changed or that any such changes would not have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which we may elect not to insure against due to prohibitive premium costs and other reasons. Our current exploration and drilling activities are subject to the aforementioned environment regulations.

Compliance with these laws and regulations has not had a material effect on our operations or financial condition to date. Specifically, we are subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. However, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry.

Based upon our review of the environmental regulations that we are currently subject to, we believe that our operations comply, in all material respects, with all applicable environmental regulations.

Exploratory drilling involves many risks and we may become liable for pollution or other liabilities which may have an adverse effect on our financial position.

Drilling operations generally involve a high degree of risk. Hazards such as unusual or unexpected geological formations, power outages, labor disruptions, blow-outs, sour gas leakage, fire, inability to obtain suitable or adequate machinery, equipment or labour, and other risks are involved. We may become subject to liability for pollution or hazards against which we cannot adequately insure or which we may elect not to insure. Incurring any such liability may have a material adverse effect on our financial position and operations.

As our properties are in the exploration stage there can be no assurance that we will establish commercial discoveries on our properties.

Exploration for economic reserves of oil and gas is subject to a number of risk factors. Few of the properties that are explored are ultimately developed into producing oil and/or gas wells. One of our properties is in the exploration stage only and is without proven reserves of oil and gas. Our other property is primarily in the exploration stage and has one productive well. There can be no assurances that we will establish commercial discoveries on any of our properties or maintain current production at our productive well.

The potential profitability of oil and gas ventures depends upon factors beyond the control of our company.

The potential profitability of oil and gas properties is dependent upon many factors beyond our control. For instance, world prices and markets for oil and gas are unpredictable, highly volatile, potentially subject to governmental fixing, pegging, controls, or any combination of these and other factors, and respond to changes in domestic, international, political, social, and economic environments. Additionally, due to world-wide economic uncertainty, the availability and cost of funds for production and other expenses have become increasingly difficult, if not impossible, to project. These changes and events may materially affect our financial performance.

Adverse weather conditions can also hinder drilling operations. A productive well may become uneconomic in the event water or other deleterious substances are encountered which impair or prevent the production of oil and/or gas from the well. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances. The marketability of oil and gas which may be acquired or discovered will be affected by numerous factors beyond our control. These factors include the proximity and capacity of oil and gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental protection. The extent of these factors cannot be accurately predicted but the combination of these factors may result in our company not receiving an adequate return on invested capital.

Competition in the oil and gas industry is highly competitive and there is no assurance that we will be successful in acquiring the licenses.

The oil and gas industry is intensely competitive. We compete with numerous individuals and companies, including many major oil and gas companies, which have substantially greater technical, financial and operational resources and staffs. Accordingly, there is a high degree of competition for desirable oil and gas properties for drilling operations and necessary drilling equipment, as well as for access to funds. There can be no assurance that the necessary funds can be raised or that any projected work will be completed. There are other competitors that have operations in the properties in Colombia and the presence of these competitors could adversely affect our ability to acquire additional property interests.

Any change to government regulation/administrative practices in regards to conducting business generally in Colombia may have a negative impact on our ability to operate and our profitability.

There is no assurance that the laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in Colombia or any other jurisdiction, will not be changed, applied or interpreted in a manner which will fundamentally alter the ability of our company to carry on our business in Colombia.

The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on us. Any or all of these situations may have a negative impact on our ability to operate and/or our profitability in Colombia.

Risks Related to Our Common Stock

Trading of our stock may be restricted by the SEC’s “Penny Stock” regulations which may limit a stockholder's ability to buy and sell our stock

The U.S. Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors.” The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock.

National Association of Securities Dealers sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the National Association of Securities Dealers has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the National Association of Securities Dealers believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The National Association of Securities Dealers requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Trading in our common stock on the OTC Bulletin Board is limited and sporadic making it difficult for our shareholders to sell their shares or liquidate their investments

Shares of our common stock are currently quoted on the OTC Bulletin Board. The trading price of our common stock has been subject to wide fluctuations. Trading prices of our common stock may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by our common stock will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common stock, regardless of our operating performance.

In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management's attention and resources.

Because of the early stage of development and the nature of our business, our securities are considered highly speculative.

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of its development. We are engaged in the business of exploring and, if warranted, developing commercial reserves of oil and gas. Our properties are primarily in the exploration stage only. Accordingly, we have not generated any revenues nor have we realized a profit from our operations to date and there is little likelihood that we will generate any revenues or realize any profits in the short term. Any profitability in the future from our business will be dependent upon locating and developing economic reserves of oil and gas, which itself is subject to numerous risk factors as set forth herein. Since we have not generated any revenues, we will have to raise additional monies through the sale of our equity securities or debt in order to continue our business operations.

We do not intend to pay dividends on any investment in the shares of stock of our company.

We have never paid any cash dividends and currently do not intend to pay any dividends for the foreseeable future. To the extent that we require additional funding currently not provided for in our financing plan, our funding sources may prohibit the payment of a dividend. Because we do not intend to declare dividends, any gain on an investment in our company will need to come through an increase in the stock’s price. This may never happen and investors may lose all of their investment in our company.

Risks Related to Our Company

Our By-laws contain provisions indemnifying our officers and directors against all costs, charges and expenses incurred by them

Our By-laws contain provisions with respect to the indemnification of our officers and directors against all costs, charges and expenses, including an amount paid to settle an action or satisfy a judgment, actually and reasonably incurred by him, including an amount paid to settle an action or satisfy a judgment in a civil, criminal or administrative action or proceeding to which he is made a party by reason of his being or having been one of our directors or officers.

Investors' interests in our company will be diluted and investors may suffer dilution in their net book value per share if we issue additional shares or raise funds through the sale of equity securities

Our constating documents authorize the issuance of 750,000,000 shares of common stock with a par value of $0.001.  In the event that we are required to issue any additional shares or enter into private placements to raise financing through the sale of equity securities, investors' interests in our company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. If we issue any such additional shares, such issuances also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change in our control.

Our By-laws do not contain anti-takeover provisions which could result in a change of our management and directors if there is a take-over of our company

We do not currently have a shareholder rights plan or any anti-takeover provisions in our By-laws.  Without any anti-takeover provisions, there is no deterrent for a take-over of our company, which may result in a change in our management and directors.

ITEM 2:  DESCRIPTION OF PROPERTY

Executive Offices

Our registered statutory office is located at Empire Stock Transfer Inc., 2470 Saint Rose Pkwy, Suite 304, Henderson, NV   89074.

We now maintain an executive office in Houston, Texas. We believe the space is adequate for our current needs and that suitable space will be available to accommodate our future needs. This lease is currently on a month to month contract at a cost of US $260.31 per month.

ITEM 3:  LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders that have not been previously disclosed.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our shares of common stock are quoted for trading on the OTC Bulletin Board under the symbol PSEG.OB.  Our transfer agent is Island Stock Transfer Inc., 100 Second Avenue South, Suite 104N, St. Petersburg, Florida 33701.  We began trading on July 23, 2007.  On September 26, 2007, the closing bid price for the common stock was $1.82.

We have 36 shareholders of record as at the date of this annual report.

Unregistered Sales of Equity Securities

On May 1, 2007, we closed a private placement consisting of 266,667 units of our securities at a price of US $0.75 per unit for aggregate proceeds of $200,000. Each unit consists of one common share and one share purchase warrant, each warrant being exercisable into one additional common share at a price of US $1.25 per warrant share until May 1, 2010.  We issued the units to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On June 25, 2007, we closed a private placement consisting of 1,333,333 units of our securities at a price of US $0.75 per Unit for aggregate proceeds of $1,000,000.  Each Unit consists of one common share and one share purchase warrant (a “Warrant”), each Warrant shall be exercisable into one additional common share at a price of US $1.25 per Warrant Share until June 25, 2010. We issued the Units to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On August 27, 2007, we closed a private placement consisting of 1,500,000 units of our securities at a price of US $1.00 per Unit for aggregate proceeds of $1,500,000.  Each Unit consists of one common share and one share purchase warrant (a “Warrant”), each Warrant shall be exercisable into one additional common share at a price of US $1.50 per Warrant Share until August 27, 2010. We issued the Units to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On September 21, 2007, we closed a private placement consisting of 266,667 units of our securities at a price of US $0.75 per Unit for aggregate proceeds of $200,000.  Each Unit consists of one common share and one share purchase warrant, each Warrant shall be exercisable into one additional common share at a price of US $1.25 per Warrant Share until September 21, 2010. We issued the Units to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

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

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION

The following discussion should be read in conjunction with our financial statements and the related notes included herein. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors” in this annual report.

Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

The total expenditures over the next 12 months required in order to meet our 12 month objective is expected to be $6,000,000. Thus far, we have raised $3,900,000 through private placement financings and expect to have raised the remaining $2,100,000 in the next 60 to 90 days. We anticipate that this additional funding will be in the form of equity financing from the sale of our common stock or loans. We do not currently have any arrangements in place for any future equity financing or loans

During the next 12 month period, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to continue our plan of operations. We believe that debt financing will not be an alternative for funding additional phases of exploration as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or through shareholder or related party loans. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration programs. In the absence of such financing, we will not be able to continue exploration of our properties and our business plan will fail. Even if we are successful in obtaining equity financing to fund our exploration program, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of our properties. If we do not continue to obtain additional financing, we will be forced to abandon our properties and our plan of operations

Overview

We have no revenues, have experienced losses since inception, have only begun to investigate possible oil and gas exploration operations, have been issued a going concern opinion by our auditors and rely upon the sale of our securities to fund operations.

Our plan of operation for the next 12 months is to acquire PetroSouth BVI. We are no longer pursuing exploration programs on the Chambers Township property. We discontinued payments under the Chambers Township option agreement, and it was terminated as of November 1, 2006.

Cash Requirements

Assuming that we complete the acquisition of PetroSouth BVI, we anticipate a cash requirement in the amount of $1,000,000 to $2,000,000 during the next 12 months, mostly for drill commitments, seismic, infrastructure costs and professional fees. Accordingly, we will require additional funds to implement our exploration and development programs. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable. We need to raise additional funds in the immediate future in order to proceed with our exploration program in the event we acquire PetroSouth BVI.

During the next 12 months, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to continue our plan of operations. We believe that debt financing will not be an alternative for funding additional phases of exploration as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration programs. In the absence of such financing, we will not be able to continue exploration. Even if we are successful in obtaining equity financing, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of properties.  For an aggressive exploration program we anticipate that our cash requirements may be up to $6,000,000 over the next 12 months.

Liquidity and Capital Resources

The net loss that we incurred for the 12 months ended June 30, 2007 was $110,974, which was largely due to our professional fees incurred, name change, stock split and private placements.

We anticipate that we will require $200,000 to cover our ongoing general and administrative expenses for the next 12 months.  We believe our cash on hand is sufficient to carry out our plan of operations and pay for the costs of our general and administrative expenses for the next 12 months. Our ability to complete the next phase of our recommended work program will be subject to us obtaining adequate financing as these expenditures will exceed our cash reserves. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or through shareholder or related party loans, although there are no assurances any such financing will be completed.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain.

Our significant accounting policies are disclosed in Note 2 to the annual financial statements included in our Annual Report for the 12-month period ended June 30, 2007.

Government and Industry Regulation

Our business is subject to various federal, state and local laws and governmental regulations that may be changed from time to time in response to economic or political conditions. We are required to comply with the environmental guidelines and regulations established at the local levels for our field activities and access requirements on our permit lands and leases. Any development activities, when determined, will require, but not be limited to, detailed and comprehensive environmental impact assessments studies and approvals of local regulators.

Employees

We currently have two employees.

Research and Development Expenditures

To date, execution of our business plan has largely focused on exploration of oil and gas resources on those properties subject to which we have a participation stake. We currently do not have any plan for research and development.

Subsidiaries

We do not have any subsidiaries.

Intellectual Property, Patents and Trademarks

We do not have any intellectual property rights, patents or trademarks.

Results of Operations

We have not earned any revenues from our incorporation on July 27, 2004 to June 30, 2007. We incurred operating expenses in the amount of $148,770 for the period from our inception on July 27, 2004 to June 30, 2007.

These operating expenses were comprised of mining and exploration expenses of $16,135 and general and administrative expenses of $132,635.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities.

Liquidity and Capital Resources

At June 30, 2007, we had working capital of $1,311,730. At June 30, 2007, our total current assets were $1,360,846 which consisted of cash and cash equivalents.

At June 30, 2007, our total current liabilities were $49,116. Operating expenses for the three months ended June 30, 2007 were $110,974 compared to $37,796 as at June 30, 2006, an increase of $73,178. The principal components for the increase of our operating expenses for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 were increases in mining exploration expenses and general and administrative expenses.

Operating expenses for the 12 months ended June 30, 2007 were $110,974, an increase of $73,178 over the previous year. We posted losses of $110,974. The principal components of the loss for the 12 months ended June 30, 2007 were our mining exploration expenses and general administrative expenses incurred.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain.

Our significant accounting policies are disclosed in Note 2 to the audited financial statements included in this annual report on Form 10-KSB.

ITEM 7:  FINANCIAL STATEMENTS

PETROSOUTH ENERGY CORP.

(Formerly Mobridge Explorations, Inc.)

 (An Exploration Stage Company)

FINANCIAL STATEMENTS

JUNE 30, 2007

Board of Directors
PetroSouth Energy Corp.
(Formerly Mobridge Explorations, Inc.)
(An Exploration Stage Company)

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

We have audited the accompanying balance sheet of PetroSouth Energy Corp. (formerly Mobridge Explorations, Inc.) (An Exploration Stage Company) as of June 30, 2007 and the related statements of operations, stockholders’ equity and cash flows for the years ended June 30, 2007 and 2006 and for the period from date of inception on July 27, 2004 to June 30, 2007. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PetroSouth Energy Corp. (formerly Mobridge Explorations, Inc.) (An Exploration Stage Company) as of June 30, 2007 and the results of its operations and cash flows for the years ended June 30, 2007 and 2006 and for the  period from date of inception on July 27, 2004 to June 30, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 8 to the financial statements, the Company incurred a net loss of $ 148,770 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfill its exploration activities.  These factors raise substantial doubt that the Company will be able to continue as a going concern.  Management’s plans in regard to these matters are also discussed in Note 8.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

s/Madsen & Associates CPA’s, Inc.
Madsen & Associates CPA’s, Inc.
Salt Lake City, Utah
September 27, 2007

PETROSOUTH ENERGY CORP.
(Formerly Mobridge Explorations, Inc.)
(An Exploration Stage Company)

BALANCE SHEET
AS AT JUNE 30
(Stated in U.S. Dollars)

2007

ASSETS

Current Assets

Cash	$60,846

Demand loans receivable	1,300,000

Total Assets	1,360,846

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities	49,116
Advances from shareholders	200,000

Total current liabilities	249,116

STOCKHOLDERS’ EQUITY

Common Stock

750,000,000 shares authorized, at $.001 par value; 69,500,000 shares issued and outstanding	69,500

Additional paid-in capital	1,191,000

Deficit Accumulated During the Exploration Stage	-148,770
1,111,730

Total Liabilities and Stockholders' Equity	1,360,846

The accompanying notes are an integral part of these financial statements.

PETROSOUTH ENERGY CORP.
(Formerly Mobridge Explorations, Inc.)
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

			Cumulative
			Period
	Year	Year	from Inception,
	Ended	Ended	July 27, 2004
	June 30,	June 30,	to June 30
	2007	2006	2007

Revenue	$0	$0	$0

Expenses
Rent	3,882	3,900	9,732
Office and sundry	3,912	2,149	8,048
Travel	19,709	0	19,709
Printing and Website	31,275	0	31,275
Professional fees	49,697	10,950	63,871
Mineral exploration costs	2,500	13,635	16,135

Net Loss for The Period	-110,974	-30,634	-148,770

Basic and Diluted Loss per Share	0.00	0.00

Weighted Average Number of Shares Outstanding	67,230,556	67,750,000

The accompanying notes are an integral part of these financial statements.

PETROSOUTH ENERGY CORP.
(Formerly Mobridge Explorations, Inc.)
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

			Cumulative
			Period
	Year	Year	from Inception,
	Ended	Ended	July 27, 2004
	June 30,	June 30,	to June 30
	2007	2006	2007

Cash Flows from Operating Activities
Net loss for the period	$-110,974	$-30,634	$-148,770

Adjustments to reconcile net loss to net cash provided by operating activities:
Change in accounts payable and accrued liabilities	46,777	-891	49,116

Net change in cash from operations	-64,197	-31,525	-99,654

Cash Flows (used in) Investing Activities

Loans to affiliated company	-1,300,000		-1,300,000

Net Cash Flows (used in) Investing Activities	-1,300,000		-1,300,000

Cash Flows from Financing Activities
Proceeds from issuance of common stock	1,200,000	18,000	1,435,500
Shareholder Loan	25,000	0	25,000
Advances from shareholder	200,000	0	0
	1,425,000	18,000	1,460,500

Increase In Cash During The Period	60,803	-13,525	60,846

Cash, Beginning Of Period	43	13,568	0

Cash, End Of Period	$60,846	$43	$60,846

Supplementary Disclosure of Cash Flow Information
Cash paid for:
Interest	$-	$-	$-
Income taxes	-	-	-

Shareholder loan contributed to capital	-25,000		-25,000

The accompanying notes are an integral part of these financial statements.

PETROSOUTH ENERGY CORP.
(Formerly Mobridge Explorations, Inc.)
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS EQUITY
PERIOD FROM JULY 27, 2004 (INCEPTION) TO JUNE 30, 2007
	COMMON STOCK SHARES	PAID-IN AMOUNT	ADDITIONAL EXPLORATION CAPITAL	DEFICIT ACCUMULATED DURING THE STAGE	TOTAL
Balance July 27, 2004 (date of Inception)	$-	$-	$-	$-	$-

Issuance of Common Stock for cash at $.001, January 2005	55,000,000	55,000	(49,500)	-	5,500

Issuance of Common Stock for cash at $.001, June 2005	12,000,000	12,000	-	-	12,000

Net Loss for the Period				(7,162)	(7,162)
Balance - June 30, 2005	67,000,000	67,000	(49,500)	(7,162)	10,338

Issuance of Common Stock for cash at $.20, September 2005	900,000	900	17,100	-	18,000

Net Loss for the Period				(30,634)	(30,634)
Balance - June 30, 2006	67,900,000	67,900	(32,400)	(37,796)	(2,296)

Issuance of Common Stock for cash at $.75, May 2007	266,667	267	199,733	-	200,000

Issuance of Common Stock for cash at $.75, June 2007	1,333,333	1,333	998,667	-	1,000,000

Shareholder Loan contributed to capital, May 2007	-	-	25,000	-	25,000

Net Loss for the Period	-	-	-	(110,974)	$(110,974)

Balance August 31, 2006	69,500,000	69,500	1,191,000	(148,770)	1,111,730

The accompanying notes are an integral part of these financial statements.

PETROSOUTH ENERGY CORP.
(Formerly Mobridge Explorations, Inc.)
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2007

1.	ORGANIZATION

The Company was incorporated in the State of Nevada on July 27, 2004 under the name of Mobridge Explorations, Inc. The Company is an Exploration Stage Company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7. The Company has acquired a mineral property located in the Province of Ontario, Canada and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of property expenditures will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and upon future profitable production or proceeds for the sale thereof.  During the year ended June 30, 2007, the Company abandoned this mineral property and focused it’s effort on expanding it’s operations in the oil and gas industry through additional equity financing or the acquisition of a company engaged in the oil and gas industry.

Effective April 30, 2007 the Company completed a merger with its’ subsidiary PetroSouth Energy Corp.  As a result the Company name was changed from Mobridge Explorations Inc. to PetroSouth Energy Corp.

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

PETROSOUTH ENERGY CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2007

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

PETROSOUTH ENERGY CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2007

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

i)	Stock Based Compensation

The Company accounts for stock based employee compensation arrangements in accordance with the provisions of SFAS 123, Share-Based Payments (SFAS 123R) which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors based upon estimated fair values

j)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

k)	Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

PETROSOUTH ENERGY CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2007

3.	MINERAL PROPERTY

Pursuant to a mineral property option agreement (the “Agreement”) dated July 6, 2005, the Company was granted an option to acquire a 100% undivided right, title and interest of a total of 15 mineral claim units, known as the Chambers Township claim block (the “Claim”), located in the Sudbury Mining Division of Ontario, Canada for:

a)	Cash Payments totaling $40,000 as follows:

-	$3,500 upon execution of the Agreement; (Paid)
-	an additional $6,500 by July 6, 2006;
-	an additional $10,000 by July 6, 2007;
-	an additional $20,000 by July 6, 2008;

b)	Expenditure Commitments

Incurring exploration and development work on the Claim totaling at least $145,000 by June 6, 2008 as follows:

-	$6,000 in expenditures on the Claims by MARCH 15, 2005; (Completed)
-	no less than further $14,000 in expenditures on the Claims by July 6, 2006;
-	no less than further $25,000 in expenditures on the Claims by July 6, 2007;
-	no less than further $40,000 in expenditures on the Claims by July 6, 2008; and
-	no less than further $60,000 in expenditures on the Claims by July 6, 2009.

c)	Assessment Work

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

On November 1, 2006 the Mineral Property Agreement was terminated.

PETROSOUTH ENERGY CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2007

4.	DEMAND LOAN RECEIVABLE

The Company has loaned funds to an affiliated company currently engaged in the oil and gas exploration and development industry in the amount of $1,300,000.  The loans are non-interest bearing, unsecured, and payable upon demand.  The Company has made these loans with the expectations of acquiring this Company through a merger in the future.  As of June 30, 2007, the Company had not entered into an agreement to make such an acquisition.

5.	ADVANCE FROM SHAREHOLDER

In May of 2007 a shareholder advanced the Company the amount of $200,000.  The shareholder had made this advance with the intent of purchasing stock in the Company but the stock subscription agreements were not exercised until September of 2007 (see subsequent event footnote).  This advance does not carry an interest rate and was payable upon demand prior to the purchase of common stock.

6.	COMMON STOCK

During the period from date of inception (July 27, 2004) to June 30, 2005, the Company issued 67,000,000 shares of common stock for cash proceeds in the amount of $17,500.

During the fiscal year ended June 30, 2006, the Company issued 900,000 shares of common stock for cash proceeds in the amount of $ 18,000.

During the fiscal year ended June 30, 2007, the Company issued 1,600,000 units of the Company’s securities.  Each unit consists of one share of common stock and one purchase warrant.  The Company received cash proceeds from the sale of these units in the amount of
$1,200,000.

Effective April 30, 2007 the Company effected a 10 for one stock split of its’ authorized, issued and outstanding common stock.  As a result its’ authorized capital increased from 75,000,000 shares of common stock with a par value of $0.001 to 750,000,000 shares of common stock with a par value of $0.001.  The effects of this stock split have been reflected in the Company’s financial statements as if the stock split was effective at the Company’s inception.

At June 30, 2007, the Company had the following outstanding warrants:

266,667 share purchase warrants exercisable into one common share at a price of
US $1.25 per warrant until May 1, 2010

1,333,333 share purchase warrants exercisable into one common share at a price of
US $1.25 per warrant until June 25, 2010

PETROSOUTH ENERGY CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2007

7.	INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred net operating losses of $148,770 which expire in 2027. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at June 30, 2007, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

Net operating loss	$148,770
Statutory tax rate	34%
Effective tax rate	-
Deferred tax asset	$50,582
Valuation allowance	$(50,582)

Net deferred tax asset	$-

8.	GOING CONCERN

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $148,770 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

9.	SUBSEQUENT EVENTS

On August 27, 2007 the Company issued 1,500,000 units of company securities at a price of $1.00 per unit for aggregate cash proceeds of $1,500,000.  Each Unit consists of one share of common stock and one share purchase warrant that is exercisable into one share of common stock at a price of $1.50 per warrant share.  These warrants expire on August 27, 2010.

On September 27, 2007 the Company issued 266,667 units of company securities at a price of $1.00 per unit.  The Company had previously received a cash advance from the shareholder and the shareholder purchased these units for the advanced funds in the amount of $200,000.  Each unit consists of one share of common stock and one share purchase warrant that is exercisable into one share of common stock at a price of $1.50 per warrant share.  These warrants expire on September 27, 2007.

ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A:  CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this annual report, being June 30, 2007.  This evaluation was carried out under the supervision and with the participation of our company's president and treasurer.

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

Based upon that evaluation, our company's sole director and officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report.  There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to our president and treasurer as appropriate, to allow timely decisions regarding required disclosure.

PART III

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Directors and Executive Officers, Promoters and Control Persons

The following individuals serve as the directors and executive officers of our company.  All directors of our company hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified.  The executive officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

Name	Position Held with our Company	Age	Date First Elected or Appointed
Fred B. Zaziski	Chairman, President and Director	54	March 28, 2007
Felipe Pimienta Barrios	Chief Financial Officer, Treasurer and Director	36	March 28, 2007

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person's principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Fred Zaziski

Fred holds a Petroleum Engineering degree from the University of Pennsylvania and a MBA and MIB obtained while on assignment in Cairo. Fred is a resident of Houston, Texas.  His 29-year work experience includes several years of international assignments where he has held management and executive positions for Falcon Natural Gas Corp., Halliburton, National Petroleum Technology Company, and ComOxy.

During his years in the industry, Fred has been involved in the majority of aspects of the oil and gas business including land acquisition, exploration, drilling, completion, production, remediation and marketing.  He has worked in West Africa, the Middle East, Europe and the United States. Fred will continue to provide the knowledgeable leadership necessary to developing assets and minimizing overhead. Fred Zaziski is a member of The Society of Petroleum Engineers and The American Petroleum Institute.

Felipe Pimienta Barrios

Felipe draws on his formal education and range of experience in optimizing allocation of resources and generating revenue growth.

Felipe formerly held senior analyst and executive account manager positions at Bansuperior, where his responsibilities included, among other things, budget management and auditing. Most recently at Citibank, Felipe acted as an asset management executive, where he built and developed an exclusive portfolio of profitable wealth management accounts while leveraging key leads and his local knowledge to further expand the bank’s business.

Felipe studied business English at University of California in Los Angeles; Finance and International Business at Universidad Sergio Arboleda, Bogotá, Colombia; and earned an MBA from San Pablo CEU, Madrid, Spain.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons have been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3.
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.
being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Committees of the Board

All proceedings of our board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors.  Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the state of Nevada and the bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter.  Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the sole director.

Our company does not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors.  The sole director believes that, given the early stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level.  Our company does not currently have any specific or minimum criteria for the election of nominees to the sole director and we do not have any specific process or procedure for evaluating such nominees.  The sole director assesses all candidates, whether submitted by management or shareholders, and makes recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our Chief Executive Officer, at the address appearing on the first page of this annual report.

Audit Committee Financial Expert

Our board of directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B, nor do we have a board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of NASDAQ Marketplace Rules.

We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.  The sole director of our company does not believe that it is necessary to have an audit committee because our company believes that the functions of an audit committees can be adequately performed by our board of directors.  In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our shares of common stock and other equity securities, on Forms 3, 4 and 5, respectively.  Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended June 30, 2007, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Required Forms
Fred Zaziski	1[1]	1[2]	N/A
Felipe Pimienta Barrios	N/A	N/A	N/A
Gurminder Manhas	1	1	1[2]
Victor Rafuse	N/A	N/A	1[2]
1 Mr. Zaziski was late filing a Form 4.
2 Mr. Manhas and Mr. Rafuse have not filed any insider reports.

ITEM 10:  EXECUTIVE COMPENSATION

Executive Compensation

The particulars of compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended June 30, 2007; and

(c)
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the year ended June 30, 2007, who we will collectively refer to as our named executive officers, of our company for the years ended June 30, 2007 and 2006, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation does not exceed $100,000 for the respective fiscal year: The table below  summarizes all  compensation  awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended June 30, 2007.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Fred Zaziski(1) President, Secretary and CEO	2007 2006	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A
Felipe Pimenta Barrios(2) CFO and Treasurer	2007 2006	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A
Gurmunder Manhass(3) Former President	2007 2006	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Victor Rafuse(3) Former Secretary	2007 2006	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
(1)	Mr. Zaziski became our President and CEO on March 28, 2007.
(2)	Mr. Barrios became our CFO and Treasurer on March 28, 2007.
(3)	Mr. Manhas and Mr. Rafuse resigned as directors and officers on March 29, 2007.

Employment Contracts and Termination of Employment Arrangements

No directors fees have been paid.

Stock Option Plan

Currently, our company does not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Stock Options/SAR Grants

Our company did not grant any options or stock appreciation rights during our fiscal year ended June 30, 2007.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised during our fiscal year ended June 30, 2007 by any officer or director of our company.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director during our fiscal year ended June 30, 2007.

We have no present formal plan for compensating our directors for their service in their capacity as directors.  Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors.  The sole director may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director.  Members of special or standing committees may be allowed like reimbursement and compensation for attending committee meetings.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of the directors or executive officers of our company or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Principal Stockholders

The following table sets forth, as of September 12, 2007, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock, as well as by each of our current directors and executive officers as a group.  Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated.  Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
Gurminder Manhas 7710 – 122A Street Surrey, BC V3W 3S4	common stock	20,000,000 (D)	28.16%
Victor Rafuse 13 Bastedo Crescent Marathon ON P0T 2E0	common stock	10,000,000 (D)	15.085%
Fred B. Zaziski 15 Lochbury Court Spring TX 77379-3712	common stock	3,000,000 (D)	4.225%
Fred B. Zaziski 15 Lochbury Court Spring TX 77379-3712	common stock	500,000 (I)(2)	0.704%
Directors and Executive Officers as a Group (1 person)	common stock	3,500,000	4.93%

(1)
Based on 71,000,000 shares of common stock issued and outstanding as of September 12, 2007.  Except as otherwise indicated, we believe that the beneficial owner of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)	Mr. Zaziski holds these shares indirectly through his spouse.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

•	Any of our directors or officers;
•	Any person proposed as a nominee for election as a director;
•	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
•	Any member of the immediate family of any of the foregoing persons.

Corporate Governance

Board of Directors Independence

We currently act with two directors and two executive officers.

We do not have a standing audit, compensation or nominating committee, but our entire board of directors acts in such capacities. We believe that the sole member of our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The sole director of our company does not believe that it is necessary to have a standing audit, compensation or nominating committee because we believe that the functions of such committees can be adequately performed by the sole director, solely consisting of James Shepard.  In addition, we believe that retaining one or more directors who would qualify as independent in accordance with Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact the we have not generated any revenues from operations to date.

Code of Ethics

Effective September 12, 2007, our company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company's president (being our principal executive officer) and our company's secretary (being our principal financial and accounting officer and controller), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

(1)  honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

(2)  full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

(3)  compliance with applicable governmental laws, rules and regulations;

(4)  the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

(5)  accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's personnel shall be accorded full access to our president and secretary with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of our company's personnel are to be accorded full access to our company's board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our president or secretary.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company's president or secretary. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the president or secretary, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics is filed as Exhibit 14.1 to this annual report on Form 10-KSB. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to:  PetroSouth Energy Corp. at 20333 State Highway 249, Suite 200 – 11, Houston, TX 77070-26133.

ITEM 13:  EXHIBITS AND REPORTS

Number	Description

3.1	Articles of (Incorporation incorporated by reference to our registration statement on form SB-2 filed on January 6, 2006)

3.2	Bylaws (incorporated by reference to our registration statement on form SB-2 filed on January 6, 2006)

3.3	Articles of Merger (incorporated by reference to our annual report on Form 8-K filed on May 1, 2007)

3.4	Certificate of Change (incorporated by reference to our annual report on Form 8-K filed on May 1, 2007)

14.1*	Code of Ethics

31.1*	CEO Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	CFO Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	CEO and CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*attached herewith

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

We engaged Madsen & Associates CPA’s, Inc. as our principal independent auditors.

The report on 10-KSB dated September 27, 2006 on our balance sheet for the year ended June 30, 2006, the related statement of stockholders’ equity (deficit) for the period from July 27, 2004 (inception) to June 30, 2006 and the related statements of operations and cash flows for the year ended June 30, 2006 and for the period from July 27, 2004 (inception) to March 31, 2007 did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope, or accounting principles, other than to state that there is substantial doubt as to our ability to continue as a going concern.

In connection with the audit of the period from July 27, 2004 (inception) to June 30, 2006 and during the subsequent interim period through to the date of their resignation, there were no disagreements with Madsen & Associates CPA’s, Inc. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of Madsen & Associates CPA’s, Inc. would have caused them to make reference thereto in their reports on our audited financial statements.

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements for the fiscal year ended June 30, 2007 were $5,600.

Audit Related Fees

We incurred $3,550 fees for the fiscal year ended June 30, 2007 for assurance and related services by our principal accountant that were reasonably related to the performance of the audit or review of our financial statements, and not reported under Audit Fees above.

Tax Fees

Taxes for the fiscal year ended June 30, 2007 are currently being prepared and the costs for the preparation of the tax return are estimated to be approximately $250.

All Other Fees

We incurred no other fees during the fiscal year ended June 30, 2007 and since inception for products and services rendered by our principal accountants other than those stated in this and other publicly posted reports (see www.sec.gov).

Audit Committee Requirements

Section 10A(i) of the Exchange Act prohibits our auditors from performing audit services for us, as well as any services not considered to be "audit services", unless such services are pre-approved by the audit committee of the sole director, or unless the services meet certain de minimis standards. Because we are still in the development stage and have not yet completed our business plans and/or generated any revenues, we have not yet appointed an audit committee. Our Board of Directors ensure that:

All audit services that the auditor may provide to us or any subsidiary (including, without limitation, providing comfort letters in connection with securities underwritings or statutory audits) as required by s.10A(i)(1)(A) of the Exchange Act (as amended by the Sarbanes-Oxley Act of 2002) are preapproved by the Board.

All non-audit services (other than certain de minimis services described in s.10A(i)(1)(B) of the Exchange Act (as amended by the Sarbanes-Oxley Act of 2002)) that the auditors propose to provide to us or any of our subsidiaries are pre-approved by the Board.

All audit fees were approved by the directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETROSOUTH ENERGY CORP.

By:  /s/ Fred Zaziski
Fred Zaziski
President and CEO
Principal Executive Officer
Date: September 28, 2007.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Felipe Pimenta Barrios
Felipe Pimenta Barrios
Chief Financial Officer and Director
Principal Financial Officer
Date: September 28, 2007.