Form 10QSB
period 2007-09-30
PetroSouth Energy Corp.
filed 2007-11-19
CIK 1343601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to _____________

Commission file number 333-130673

PETROSOUTH ENERGY CORP.

(Exact name of small business issuer as specified in its charter)

Nevada	20-8756823
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20333 State Highway 249, Suite 200 – 11 Houston TX 77070-26133
(Address of principal executive offices)

(281) 378-1563
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 100,033,333 shares of common stock issued and outstanding as of November 16, 2007.

Transitional Small Business Disclosure Format (Check one):   Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

PETROSOUTH ENERGY CORP.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

PETROSOUTH ENERGY CORP.
(An Exploration Stage Company)

BALANCE SHEET
(UNAUDITED)
(Stated in U.S. Dollars)

September 30,
2007

ASSETS

Current Assets
Cash	$27,304

Demand loans receivable	2,750,000

Total Current Assets	2,777,304

Total Assets	2,777,304

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities	$20,963

Loan - Fred Zaziski	300

Total Current Liabilities	21,263

Total Liabilities	21,263

STOCKHOLDERS’ EQUITY

Common Stock	71,267

Additional paid-in capital	2,889,233

Deficit Accumulated During the Exploration Stage	(204,459)
2,756,041

Total Liabilities and Stockholders' Equity	$2,777,304

The accompanying notes are an integral part of these statements

PETROSOUTH ENERGY CORP.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(UNAUDITED)
(Stated in U.S. Dollars)

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006 (As reported in 09/30/06 10-Q)	Cumulative Period from Inception, July 27, 2004 to September 30 2007

Revenue	$-	$-	$-

Expenses
Advertising	22,366	-	22,366
Rent	1,041	975	10,773
Office and sundry	506	463	8,554
Travel	-	-	19,709
Printing and Website	-	-	31,275
Professional fees	31,776	3,880	95,647
Mineral exploration costs	0	2,500	16,135

Total Expenses	55,689	7,818	204,459

Loss before income taxes	(55,689)	(7,818)	(204,459)
Income Taxes	-	-	-

Net loss	$(55,689)	$(7,818)	$(204,459)

Basic and Diluted loss per share	$(0.00)	$(0.00)

Number of common shares used in computation	70,076,667	67,900,000

The accompanying notes are an integral part of these statements.

PETROSOUTH ENERGY CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
PERIOD FROM JULY 27, 2004 (INCEPTION) TO SEPTEMBER 30, 2007

				DEFICIT
				ACCUMULATED
			ADDITIONAL	DURING THE
	COMMON STOCK		PAID-IN	EXPLORATION
	SHARES	AMOUNT	CAPITAL	STAGE	TOTAL

Balance July 27, 2004 (date of Inception)	$-	$-	$-	$-	$-

Issuance of Common Stock for cash at $.001, January 2005	55,000,000	55,000	(49,500)	-	5,500

Issuance of Common Stock for cash at $.001, June 2005	12,000,000	12,000	-	-	12,000

Issuance of Common Stock for cash at $.20, September 2005	900,000	900	17,100	-	18,000

Net Loss				(37,796)	(37,796)
Balance, June 30, 2006	67,900,000	$67,900	$(32,400)	$(37,796)	$(2,296)

Issuance of Common Stock for cash at $.75, May 2007	266,667	267	199,733	-	200,000

Shareholder Loan Contributed to Capital May 2007	-	-	25,000	-	25,000

Issuance of Common Stock for cash at $.75, June 2007	1,333,333	1,333	998,667	-	1,000,000

Net Loss	-	-	-	(110,974)	(110,974)
Balance, June 30, 2007	69,500,000	$69,500	$1,191,000	$(148,770)	$1,111,730

Issuance of Common Stock for cash at $1.00, August 2007	1,500,000	1,500	1,498,500	-	1,500,000

Issuance of Common Stock for cash at $.75, May 2007; closed September 2007	266,667	267	199,733	-	200,000

Net Loss				(55,689)	(55,689)

Balance, Sept 30, 2007	71,266,667	$71,267	$2,889,233	$(204,459)	$2,756,041

The accompanying notes are an integral part of these statements

PETROSOUTH ENERGY CORP.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Stated in U.S. Dollars)

	Three Months Ended September. 30, 2007	Three Months Ended September 30, 2006 (As reported in 09/30/06 10-Q)	Cumulative Period from Inception, July 27, 2004 to September 30,2007

Cash Flows from Operating Activities

Net loss	$(55,689)	(7,818)	(204,459)

Adjustments to reconcile net loss to net cash used in operating activities:
Change in accounts payable and accrued liabilities	(28,153)	(436)	20,962

Net cash used in Operating Activities	(83,842)	(8,230)	(183,496)

Cash Flows from Investing Activities

Loan to affiliate	(1,450,000)	0	(2,750,000)

Net cash used in Investing Activities	(1,450,000)	0	(2,750,000)

Cash Flows from Financing Activities

Proceeds from issuance of common stock	1,700,000	0	2,935,500

Proceeds from Shareholder Loan	0	10,000	225,000

Loan Repayment – Fred Zaziski	(199,700)	0	(199,700)

Net cash used in Financing Activities	1,500,300	10,000	2,960,800

Increase (Decrease) In Cash During The Period	(33,542)	1,770	27,304

Cash, Beginning Of Period	60,846	43	0

Cash, End Of Period	$27,304	1,813	27,304

The accompanying notes are an integral part of these statements.

PETROSOUTH ENERGY CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

1.	ORGANIZATION

Petrosouth Energy Corp. was incorporated in the State of Nevada on July 27, 2004 under the name of Mobridge Explorations, Inc. The Company is an Exploration Stage Company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7. Effective April 30, 2007 the Company completed a merger with its’ subsidiary PetroSouth Energy Corp.  As a result the Company name was changed from Mobridge Explorations Inc. to PetroSouth Energy Corp.  During the year ended June 30, 2007, the Company abandoned the mineral property located in the Province of Ontario, Canada and focused its effort on expanding its operations in the oil and gas industry through additional equity financing and the acquisition of a company engaged in the oil and gas industry.  On October 2, 2007 the Company completed the acquisition of all of the issued and outstanding common stock of PetroSouth Energy Corp. BVI, a privately-owned British Virgin Islands corporation engaged in oil and gas exploration, pursuant to a share exchange agreement entered into with PetroSouth Energy Corp. BVI and its shareholders on September 30, 2007. PetroSouth Energy Corp. BVI currently has participation stakes in two separate Colombian blocks representing 133,333 acres. PetroSouth Energy Corp. BVI has a 20% participation stake in the Talora Block that lies just southwest of Bogotá. The 108,333-acre contiguous parcel of land contains five prospects. PetroSouth Energy Corp. BVI has a 16% participation stake in the Buenavista Block that lies just northeast of Bogotá. As a result of the share purchase transaction, PetroSouth Energy Corp. BVI is now a wholly-owned subsidiary of the Company, and the Company has become an oil and gas exploration and development company.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)	Basis of Presentation

The unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.  It is management’s opinion that all adjustments necessary to properly state the results for  the interim period have been made to these financial statements.  All such adjustments were of a normal and recurring nature.  The Company’s fiscal year end is June 30.

b)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

PETROSOUTH ENERGY CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

c)	Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

d)	Financial Instruments

The carrying value of cash, accounts payable and accrued liabilities, and due to related parties approximates their fair value because of the short maturity of these instruments.

e)	Income Taxes

Potential income tax benefits are not recognized in the accounts until realization is more likely than not. The Company adopted SFAS No. 109, Accounting for Income Taxes, as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

f)	Uncertainty in Income Taxes

Effective July 1, 2007, the Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.”  FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.”  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

As a result of the implementation of FIN 48, the Company experienced no impact on the financial statements.  The Company files U.S. federal, and U.S. state tax returns.  For state tax returns the Company is no longer subject to tax examinations for years prior to 1996.

PETROSOUTH ENERGY CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

g)	Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with Statement of Financial Accounting Standard No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings (loss) per share (EPS) on the face of the income statement.  Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period.  In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of warrants.  Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

As of September 30, 2007 and 2006, there were 3,366,667 and no warrants outstanding, respectively, but were not included in the computation of diluted earnings (loss) per share because the effect would have been anti-dilutive.

h)	Stock Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements.  The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award).  Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and related interpretations.  The Company also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation, as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”.  The implementation of SFAS 123R did not have an impact on the financial statements of the Company.

i)	Comprehensive Loss

Statement of Financial Accounting Standard No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. At September 30, 2007, the Company had no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

PETROSOUTH ENERGY CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

j)	Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 does not require new fair value measurements but rather defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect that the adoption of SFAS 157 will have a significant impact on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by the statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS Statement No. 159. The Company does not expect that the adoption of SFAS 159 will have a significant impact on its financial position and results of operations.

3.	DEMAND LOAN RECEIVABLE

The Company has loaned funds to an affiliated company in the amount of $2,750,000.  The loans are non-interest bearing, unsecured, payable upon demand and forgiven upon  completion of the merger of the two companies.

4.	COMMON STOCK

During the period from July 27, 2004 (Inception) to September 30, 2007, the Company issued 71,266,667 shares of common stock for total cash proceeds of $2,935,500.

Effective April 30, 2007 the Company effected a 10 for one stock split of its’ authorized, issued and outstanding common stock.  As a result its’ authorized capital increased from 75,000,000 shares of common stock with a par value of $0.001 to 750,000,000 shares of common stock with a par value of $0.001.

At September 30, 2007, the Company had the following outstanding warrants:

266,667 share purchase warrants exercisable into one common share at a price of US $1.25 per warrant until May 1, 2010

PETROSOUTH ENERGY CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

4.	COMMON STOCK (Continued)

1,333,333 share purchase warrants exercisable into one common share at a price of US $1.25 per warrant until June 25, 2010

1,500,000 share purchase warrants exercisable into one common share at a price of US $1.50 per warrant until August 27, 2010

266,667 share purchase warrants exercisable into one common share at a price of US $1.25 per warrant until September 21, 2010

5.	INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred net operating losses of $204,459 which expire in 2028. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at September 30, 2007, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

Net operating loss	$204,459
Statutory tax rate	35%
Effective tax rate	-
Deferred tax asset	$71,561
Valuation allowance	$(71,561)

Net deferred tax asset	$-

6.	GOING CONCERN

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $204,459 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has plans to seek additional

PETROSOUTH ENERGY CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

6.	GOING CONCERN (Continued)

capital through private placements and public offerings of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

7.	SUBSEQUENT EVENTS

On October 2, 2007, PetroSouth Energy Corp. completed an acquisition of all of the issued and outstanding common stock of PetroSouth Energy Corp. BVI, a privately-owned British Virgin Islands corporation engaged in oil and gas exploration, pursuant to a share exchange agreement entered into with PetroSouth Energy Corp. BVI and its shareholders on September 30, 2007.  PetroSouth Energy Corp. has issued (i) 28,266,666 common shares in the capital of PetroSouth Energy Corp and (ii) 28,266,666 warrants to purchase common shares in the capital of PetroSouth Energy Corp at $1.25 per common share as consideration for the purchase by PetroSouth Energy Corp of all of the issued and outstanding common shares of PetroSouth Energy Corp. BVI held by the selling shareholders.  As a result of the share purchase transaction, PetroSouth Energy Corp. BVI is now a wholly-owned subsidiary of PetroSouth Energy Corp.  Upon merging, the loan to Petrosouth Energy Corp BVI was cancelled.

Due to the merger with PetroSouth Energy Corp. BVI, the Company currently has participation stakes in two separate Colombian blocks representing 133,333 acres. PetroSouth Energy Corp. has a 20% participation stake in the Talora Block located southwest of Bogotá. The 108,333-acre contiguous parcel of land contains five prospects. PetroSouth Energy Corp. has a further 16% participation stake in the Buenavista Block located just northeast of Bogotá and comprises a total of 25,000 acres.

On October 11, 2007, PetroSouth Energy Corp. closed a private placement consisting of 500,000 units of common stock at a price of US $1.00 per unit for aggregate proceeds of $500,000. Each unit consisted of one common share and one share purchase warrant (a “Warrant”), each Warrant is exercisable into one common share (a “Warrant Share”) at a price of US $1.50 per Warrant Share until October 11, 2010.

On October 29, 2007, Petrosouth Energy Corp. announced that the company had acquired a 6% share interest in the Carbonera Exploration and Exploitation Contract. The “Carbonera Contract” encompasses a 64,000 acre concession located northeast of Bogota near the Venezuelan border in the Catatumbo Basin region of northern Colombia. The 6% interest was acquired for US $420,000 and other considerations from Omega Energy Colombia, which is in partnership with Petrosouth on several other exploration concessions in Colombia. The operator of the Carbonara Contract is Well Logging Ltda and the concession is currently producing a combination of gas and condensate. (Gas: 4.0 MMCF/ Day and Condensate: 60 BBL/Day).  Additional Wells are in the planning stage.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in section 27A of the United States Securities Act of 1933, as amended, and section 21E of the United States Securities Exchange Act of 1934, as amended. These statements relate to future events or our future results of operation or future financial performance, including, but not limited to, the following: any information regarding PetroSouth Energy Corp., a BVI corporation described herein, and any statements relating to our ability to raise sufficient capital to finance our planned operations, our ability to identify any recoverable oil or gas resource or reserve of any kind, our ability to enforce or perform under our farm out agreements, our ability to hire the necessary personnel, and estimates of our cash expenditures for the next 12 months. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “intends”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

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

As used in this quarterly report and unless otherwise indicated, the terms “we”, “us” and “our company” refer to PetroSouth Energy Corp. or our subsidiary companies.

Introduction

We are an early exploration stage company engaged in the exploration and production of oil and gas on three properties located near Bogotá, Colombia. Prior to the completion of the acquisition on October 2, 2007 of PetroSouth Energy Corp. BVI, we were primarily engaged in the acquisition and exploration of mining properties and we were granted an option to acquire a 100% undivided right, title and interest of a total of 15 mineral claim units, known as the Chambers Township claim block, located in the Sudbury Mining Division of Ontario, Canada. On November 1, 2006 that Mineral Property Agreement was terminated.

Since we are an exploration stage company, no assurance can be given that the recovery of oil or gas resources will be realized. In general, estimates of recoverable oil or gas resources are based upon a number of factors and assumptions made as of the date on which the resource estimates were determined, such as geological and engineering estimates which have inherent uncertainties and the assumed effects of regulation by governmental agencies and estimates of future commodity prices and operating costs, all of which may vary considerably from actual results. All such estimates are, to some degree, uncertain and classifications of resources are only attempts to define the degree of uncertainty involved. For these reasons, estimates of the recoverable oil or gas resources, the classification of such resources based on risk of recovery, prepared by different engineers or by the same engineers at different times, may vary substantially. No estimates of commerciality or recoverable oil or gas resources can be made at this time, if ever.

Corporate History

We were incorporated  in the state of Nevada on July 27, 2004 under the name Mobridge Explorations Inc.  On April 30, 2007, we changed our name to “PetroSouth Energy Corp.”.  We changed the name of our company to better reflect the direction and business of our company.

In addition, effective April 30, 2007 we have effected a 10 for one stock split of our authorized and issued and outstanding common stock. As a result, our authorized capital has increased from 75,000,000 shares of common stock with a par value of $0.001 to 750,000,000 shares of common stock with a par value of $0.001. Our issued and outstanding share capital has increased from 6,790,000 shares of common stock to 67,900,000 shares of common stock at that time.

On September 30, 2007, we entered into a share exchange agreement with PetroSouth Energy Corp., a private British Virgin Islands corporation (“PetroSouth Energy Corp. BVI”), and the former shareholders of PetroSouth Energy Corp. BVI. The closing of the transactions contemplated in the share exchange agreement and the acquisition of all of the issued and outstanding common stock in the capital of PetroSouth Energy Corp. BVI occurred on October 2, 2007.

Plan of Operation

The following discussion should be read in conjunction with our financial statements and the related notes included herein. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report, particularly in the section entitled “Risk Factors” in this quarterly report.

Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

Our current operational focus is to conduct exploration of oil or gas resources on those properties subject to the following participation stakes:

Talora Exploration and Exploitation Contract dated September 16, 2006
(Southwest of Bogotá, Colombia)

PetroSouth Energy Corp. BVI has a 20% participation stake in the Talora Exploration and Exploitation Contract southwest of Bogotá, Colombia. The Talora Exploration and Exploitation Contract was effective September 16, 2004 and has a surrender date of September 16, 2032. The operator and majority partner is Petroleum Equipment International with a 60% participation stake. Gran Tierra Energy, Inc., which purchased Argosy Energy International, has the remaining 20% participation stake.  The 108,333-acre contiguous parcel of land contains five prospects with combined potential reserves of 209 million barrels of oil (MMBO). The Exploration and Exploitation Contract associated with the block was originally signed on September 16, 2004, providing for a 6 year exploration period and 28 year production period. The Talora contract area covers 108,336 acres and is located approximately 47 miles southwest of Bogota, Colombia. There are currently no reserves, as this is an exploration block. PetroSouth Energy Corp. BVI commenced drilling on the Laura-1 exploration well on December 27, 2006 and it was subsequently plugged and abandoned in January 2007. Drilling of this well has fulfilled the commitment for the second exploration phase of the contract, ending December 31, 2006. The third exploration phase has begun and there is one commitment to drill a well associated with it. The property will be returned to the government upon expiration of the production contract. As a result, there will be no reclamation costs.

Buenavista Exploration and Production Contract dated November 8, 2004
(Northeast of Bogotá, Colombia)

PetroSouth Energy Corp. BVI has a 16% participation stake in the Buenavista Exploration and Production Contract northeast of Bogotá, Colombia. The Buenavista Exploration and Production Contract was effective November 8, 2004 and has a surrender date of November 8, 2032. The operator and majority partner is UTO with an 84% participation stake. The 25,000-acre contiguous parcel of land contains the Bolivar field, the Bolivar prospect and three leads, representing with combined potential reserves of over 13 million barrels of oil (MMBO). The Bolivar Field represents potential reserves of 2.95 million barrels of oil. Included in the field is the La Luna formation, covering an area of 700 acres. The Exploration and Production Contract associated with the block was originally signed on November 8, 2004, providing for a 6 year exploration period and 28 year production period. The Buenavista contract area covers 25,000 acres and is located northeast of Bogota, Colombia. The Buenavista Block is located 38 miles northwest of Colombia’s largest oil fields, the Cusiana/Cupiagua complex. The Bolivar Field represents potential reserves of 2.95 million barrels of oil. Included in the field is the La Luna formation, covering an area of 700 acres. PetroSouth Energy Corp. BVI’s Bolivar 1 well is currently tapping the La Luna Reservoir at approximately 3,000 feet, while producing 120 barrels of oil per day.  Petrosouth acquired the 16% participation in the Buenavista Exploration and Production Contract through an Assignment Agreement dated August 30, 2007.

Carbonera Exploration and Exploitation Contract dated October 2, 2007
(Northeast of Bogotá, Colombia)

Petrosouth Energy Corp. has acquired a 6% share interest in the Carbonera Exploration and Exploitation Contract. The “Carbonera Contract” encompasses a 64,000 acre concession located northeast of Bogota near the Venezuelan border in the Catatumbo Basin region of northern Colombia. The 6% interest was acquired for US $420,000 and other considerations from Omega Energy Colombia, which is in partnership with Petrosouth on several other exploration concessions in Colombia. The operator of the Carbonara Contract is Well Logging Ltda and the concession is currently producing a combination of gas and condensate. (Gas: 4.0 MMCF/ Day and Condensate: 60 BBL/Day).  Additional Wells are in the planning stage.

Cash Requirements

The total expenditures over the next 12 months required in order to meet our 12 month objective is expected to be $6,000,000. Thus far, we have raised $2,900,000 through private placement financings and expect to have raised the remaining $3,100,000 over the next six months.  We anticipate that this additional funding will be in the form of equity financing from the sale of our common stock or loans. We do not currently have any arrangements in place for any future equity financing or loans

We have no revenues, have experienced losses since inception, have only begun to investigate possible oil and gas exploration operations, have been issued a going concern opinion by our auditors in relation to the annual audit on Form 10-K, and rely upon the sale of our securities to fund operations.

Our plan of operation for the next 12 months is to proceed with our exploration program as a result of our acquisition of PetroSouth Energy Corp. BVI. We are no longer pursuing exploration programs on the Chambers Township property. We discontinued payments under the Chambers Township option agreement, and it was terminated as of November 1, 2006.

Over the next 12 months we anticipate that we will incur the following operating expenses:

Expense	Amount
Advertising	60,000
Rent	15,000
Office Expenses	15,000
Travel	35,000
Printing and Website	25,000
Salaries	150,000
Professional Fees	100,000
Exploration and Development Costs	5,600,000
Total	6,000,000

Results Of Operations

We have not earned any revenues from our incorporation on July 27, 2004 to September 30, 2007. We incurred operating expenses in the amount of $55,689 for the three months ended September 30, 2007.

These operating expenses were comprised of advertising expenses of $22,366 and general and administrative expenses of $33,323.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities.

Liquidity and Capital Resources

The net loss that we incurred for the three months ended September 30, 2007 was $(55,689) compared with the three months ended September 30, 2006, which was $(7,818), which was largely due to a change in the nature of the company’s operations from mineral exploration to oil and gas acquisition, exploration and development.

We anticipate that we will require $90,000 to cover our ongoing general and administrative expenses for the next 12 months.  We believe our cash on hand is sufficient to carry out our plan of operations and pay for the costs of our general and administrative expenses for the next 12 months. Our ability to complete the next phase of our recommended work program will be subject to us obtaining adequate financing as these expenditures will exceed our cash reserves. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or through shareholder or related party loans, although there are no assurances any such financing will be completed.

Future Financings

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above, including approximately $3,100,000 over the next 12 months to pay for our ongoing general and administrative expenses. These expenses include legal, accounting and other professional fees associated with our being a reporting company under the Securities Exchange Act of 1934. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the expansion of our online financial media. We anticipate our ongoing operating expenses will also increase as a result of our ongoing reporting requirements under the Exchange Act.

We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.

We presently do not have any arrangements for additional financing for the expansion of our exploration operations, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with our plan of operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Application Of Critical Accounting Policies

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

Our significant accounting policies are disclosed in Note 2 to the quarterly financial statements included in our quarterly report for the three-month period ended September 30, 2007.

Recently Issued Accounting Standards

Uncertainty in Income Taxes

In June 2006, the FASB issued FASB Interpretation Number 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. FIN 48 is effective for fiscal years beginning after December 15, 2006.  The adoption of FIN 48 did not have a significant impact on the financial position and results of operations.

Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 does not require new fair value measurements but rather defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  We do not expect that the adoption of SFAS 157 will have a significant impact on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by the Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS Statement No. 159.  We do not expect that the adoption of SFAS 159 will have a significant impact on its financial position and results of operations.

Going Concern

These financial statements have been prepared on a going concern basis. We have incurred losses since inception resulting in an accumulated deficit of $204,459 and further losses are anticipated in the development of our business, raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay liabilities arising from normal business operations when they come due.  Management has plans to seek additional capital through a private placement and public offering of our common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

RISK FACTORS

Shares of our common stock are speculative, especially since we are in the exploration-stage of our new business. We operate in a volatile sector of business that involves numerous risks and uncertainties. The risks and uncertainties described below are not the only ones we face. Other risks and uncertainties, including those that we do not currently consider material, may impair our business. If any of the risks discussed below actually occur, our business, financial condition, operating results or cash flows could be materially adversely affected. This could cause the trading price of our securities to decline, and you may lose all or part of your investment. Prospective investors should consider carefully the risk factors set out below.

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

We have not generated any revenues since our incorporation and we will continue to incur operating expenses without revenues until we are in commercial deployment. To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred net losses from inception to September 30, 2007 of approximately $204,459. Our net cash used in operations for the quarter ended September 30, 2007 was $27,304. As of September 30, 2007 we had working capital deficit of $6,041. We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that drilling and completion costs increase beyond our expectations; or we encounter greater costs associated with general and administrative expenses or offering costs. The occurrence of any of the aforementioned events could adversely affect our ability to meet our business plans. We cannot provide assurances that we will be able to successfully execute our business plan. These circumstances raise substantial doubt about our ability to continue as a going concern. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

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

We have no history of revenues from operations and have no significant tangible assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. We were in the business of mineral exploration before our acquisition of PetroSouth Energy Corp. BVI. We have only recently decided to shift our focus of our exploration activities from mineral to oil and gas. The acquisition of PetroSouth Energy Corp. BVI was our first oil and gas related transaction. Our company has no operating history in exploration of oil and gas at this time and must be considered in the early development stage. The success of our company is significantly dependent on a successful acquisition, drilling, completion and production program. Our company’s operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

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

The nature of Oil and Gas Exploration and Development involves many risks that we may not be able to overcome.

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

Drilling operations generally involve a high degree of risk. Hazards such as unusual or unexpected geological formations, power outages, labor disruptions, blow-outs, sour gas leakage, fire, inability to obtain suitable or adequate machinery, equipment or labor, and other risks are involved. We may become subject to liability for pollution or hazards against which it cannot adequately insure or which it may elect not to insure. Incurring any such liability may have a material adverse effect on our financial position and operations.

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

Our ability to continue exploration and, if warranted, development of our properties will be dependent upon our ability to raise significant additional financing. If we are unable to obtain such financing, a portion of our interest in our properties may be lost or our properties may be lost entirely and revert back to the government of Colombia. We have limited financial resources and no cash flow from operations and we are dependent for funds on our ability to sell our common shares, primarily on a private placement basis. There can be no assurance that we will be able to obtain financing on that basis in light of factors such as the market demand for our securities, the state of financial markets generally and other relevant factors.

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

We have licenses in respect of our properties, but our properties may be subject to prior unregistered agreements, or transfers which have not been recorded or detected through title searches, and are subject to a governmental right of participation, resulting in a possible claim against any future revenues generated by such properties.

We have licenses with respect to our oil and gas properties and we believe our interests are valid and enforceable given that they have been granted directly by the government of Colombia, although we have not obtained an opinion of counsel or any similar form of title opinion to that effect. However, these licenses do not guarantee title against all possible claims. The properties may be subject to prior unregistered agreements, or transfers which have not been recorded or detected through title research.  If the interests in our properties are challenged, we may have to expend funds defending any such claims and may ultimately lose some or all of any revenues generated from the properties if we lose our interest in such properties.

All of our projects are located in Colombia where oil and gas exploration activities may be affected in varying degrees by political and government regulations which could have a negative impact on our ability to continue our operations.

Both projects in which we have participation stakes are located in Colombia. Exploration activities in Colombia may be affected in varying degrees by political instabilities and government regulations relating to the oil and gas industry. Any changes in regulations or shifts in political conditions are beyond our control and may adversely affect our business. Operations may be affected in varying degrees by government regulations with respect to restrictions on production, price controls, export controls, income taxes, expropriations of property, environmental legislation and safety. The status of Colombia as a developing country may make it more difficult for us to obtain any required financing for our projects. The effect of all these factors cannot be accurately predicted. Notwithstanding the progress achieved in restructuring Colombia political institutions and revitalizing its economy, the present administration, or any successor government, may not be able to sustain the progress achieved. While the Colombia economy has experienced growth in recent years, such growth may not continue in the future at similar rates or at all. If the economy of Colombia fails to continue its growth or suffers a recession, we may not be able to continue our operations in that country. We do not carry political risk insurance.

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

Drilling operations generally involve a high degree of risk. Hazards such as unusual or unexpected geological formations, power outages, labor disruptions, blow-outs, sour gas leakage, fire, inability to obtain suitable or adequate machinery, equipment or labor, and other risks are involved. We may become subject to liability for pollution or hazards against which we cannot adequately insure or which we may elect not to insure. Incurring any such liability may have a material adverse effect on our financial position and operations.

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

Risks Related to Our Common Stock

Trading of our stock may be restricted by the SEC’s “Penny Stock” regulations which may limit a stockholder's ability to buy and sell our stock.

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

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Trading in our common stock on the OTC Bulletin Board is limited and sporadic making it difficult for our shareholders to sell their shares or liquidate their investments.

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

Risks Related to Our Company

Our by-laws contain provisions indemnifying our officers and directors against all costs, charges and expenses incurred by them.

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

Investors' interests in our company will be diluted and investors may suffer dilution in their net book value per share if we issue additional shares or raise funds through the sale of equity securities.

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

Our by-laws do not contain anti-takeover provisions which could result in a change of our management and directors if there is a take-over of our company.

We do not currently have a shareholder rights plan or any anti-takeover provisions in our By-laws.  Without any anti-takeover provisions, there is no deterrent for a take-over of our company, which may result in a change in our management and directors.

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being September 30, 2007. This evaluation was carried out under the supervision and with the participation of our President and Chief Financial Officer. Based upon that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings as at the end of the period covered by this report. There have been no changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President and Chief Financial Officer, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During our fiscal quarter ended September, 2007 and thereafter we completed the following sales of securities:

1.
On August 27, 2007, we closed a private placement consisting of 1,500,000 units of our securities (the “Units”) at a price of US $1.00 per Unit for aggregate proceeds of $1,500,000. Each Unit consists of one common share (a “Share”) and one share purchase warrant (a “Warrant”), each Warrant shall be exercisable into one common share (a “Warrant Share”) at a price of US $1.50 per Warrant Share until August 27, 2010.

2.
On September 21, 2007, we closed a private placement consisting of 266,667 Units at a price of US $0.75 per Unit for aggregate proceeds of $200,000. We received the proceeds of the placement on May 31, 2007.  Each Unit consists of one Share and one Warrant, each Warrant shall be exercisable into one Warrant Share at a price of US $1.25 per Warrant Share until September 21, 2010.

3.
On October 2, 2007, we issued 28,266,666 shares of our common stock and 28,266,66 warrants to purchase common shares in the capital of our company at $1.25 to Johann Roland Vetter, as nominee of the shareholders of PetroSouth Energy Corp. BVI, in exchange for all of the issued and outstanding common shares of PetroSouth Energy Corp. BVI.

The 28,266,666 shares of our common stock and 28,266,666 warrants were issued to Mr. Vetter pursuant to exemptions from registration as set out under Rule 903 of Regulation S promulgated under the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. None of the former shareholders of PetroSouth Energy Corp. BVI were U.S. persons or were acquiring the securities for the account or benefit of any U.S. person. The share certificates issued by our company to the former shareholders of PetroSouth Energy Corp. BVI contain a legend stating that transfer is prohibited except in accordance with the provisions of Regulation S, pursuant to registration under the Securities Act of 1933, or pursuant to an available exemption from registration.

4.
On October 11, 2007, we closed a private placement consisting of 500,000 units of our securities (the “Units”) at a price of US $1.00 per Unit for aggregate proceeds of $500,000. Each Unit consists of one common share and one share purchase warrant (a “Warrant”), each Warrant shall be exercisable into one common share (a “Warrant Share”) at a price of US $1.50 per Warrant Share until October 11, 2010.

We issued the Units to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Item 3. Default upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On September 30, 2007, we entered into a share exchange agreement with PetroSouth Energy Corp. BVI, and the former shareholders of PetroSouth Energy Corp. BVI. The closing of the transactions contemplated in the share exchange agreement and the acquisition of all of the issued and outstanding common stock in the capital of PetroSouth Energy Corp. BVI occurred on October 2, 2007. For further information, please see our Form 8-K which was filed on October 3, 2007.

On October 2, 2007, we completed the acquisition of all the issued and outstanding common stock of PetroSouth Energy Corp. BVI pursuant to the share exchange agreement dated September 30, 2007 among our company, as purchaser, and all of the shareholders of PetroSouth Energy Corp. BVI, as vendors.  As a result of the share exchange, the shareholders of PetroSouth Energy Corp.  BVI now own approximately 29% of our issued and outstanding common stock.

Before the acquisition and since it’s inception on July 27, 2004, the independent registered public accounting firm for PetroSouth Energy Corp. (formerly Mobridge Explorations, Inc.) was Madsen and Associates, CPAs. Because of the above described acquisition we have decided to shift the focus of our exploration activities from mineral to oil and gas. In so doing the company has sought out an independent registered accounting firm with expertise in the accounting of oil and gas exploration and development activities. Accordingly, the company’s board of directors determined to change its independent registered accounting firm from Madsen and Associates to Weaver and Tidwell LLP. As of the date of this filing, Madsen and Associates was dismissed as the independent registered public accounting firm of our company and Weaver and Tidwell LLP was engaged as the independent registered public accounting firm of our company on the same date.

Item 6 Exhibits.

The following exhibits, required by Item 601 of Regulation S-B, are being filed as part of this quarterly report, or are incorporated by reference where indicated:

Number	Description
3.1	Articles of Incorporation (incorporated by reference to our registration statement on form SB-2 filed on January 6, 2006)
3.2	Bylaws (incorporated by reference to our registration statement on form SB-2 filed on January 6, 2006)
3.3	Articles of Merger (incorporated by reference to our current report on Form 8-k filed on May 1, 2007)
3.4	Certificate of Change (incorporated by reference to our current report on Form 8-k filed on May 1, 2007)
10.1
Share Exchange Agreement among all shareholders of PetroSouth Energy Corp. BVI and our company dated September 30, 2007 (incorporated by reference to our current report, on Form 8-K filed on October 3, 2007)

10.2
Commercial Agreement for the Talora Block between Petroleum Equipment International (PEI), David Craven, and dated October 24, 2006 for 20% participation stake in the Tolara Block near Bogotá, Colombia.(incorporated by reference to our current report, on Form 8-K filed on October 3, 2007)

10.3
Buenavista Assignment Agreement between UTI, PetroSouth Energy Corp., BVI, Petroleum Equipment International Ltda. dated August 30, 2007 for participation stake in the Buenavista Block near Bogotá, Colombia (incorporated by reference to our current report, on Form 8-K filed on October 3, 2007)

10.4	Carbonera Exploration and Exploitation Contract (incorporated by reference to our current report, on Form 8-K filed on October 29, 2007)
14.1	Code of Ethics (incorporated by reference to our annual report on Form 10-KSB filed on September 28, 2007)
16.1	Letter from Madsen and Associates, CPAs (incorporated by reference to our current report, on Form 8-K filed on October 26, 2007)
21.1	PetroSouth Energy Corp. BVI, a British Virgin Islands corporation.
31.1*	CEO Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2*	CFO Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETROSOUTH ENERGY CORP.

By:  /s/ Fred Zaziski
Fred Zaziski
President, Chief Executive Officer and Director
Principal Executive Officer
November 19, 2007

By:  /s/ Felipe Pimenta Barrios
Felipe Pimenta Barrios
Chief Financial Officer and Director
Principal Financial Officer
November 19, 2007