Form 10QSB
period 2007-12-31
PetroSouth Energy Corp.
filed 2008-02-20
CIK 1343601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007
OR
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 100,533,333 shares of common stock issued and outstanding as of February 8, 2008.

Transitional Small Business Disclosure Format (Check one):   Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PETROSOUTH ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

PETROSOUTH ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEET
(UNAUDITED)
(Stated in U.S. Dollars)

December 31,
2007

ASSETS
Current Assets
Cash	$231,545
Accounts Receivable	27,250
Total Current Assets	258,795
Unproved Interest	5,802,440
Furniture & Equipment	6,267
Total Assets	$6,067,502

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$60,427
Loans from Shareholders	300
Total Current Liabilities	60,727
Advance from Lender	500,000
Total Liabilities	560,727
STOCKHOLDERS’ EQUITY
Common Stock
Authorized: 750,000,000 shares, par value $0.001
Issued and Outstanding: 100,533,333	100,533
Additional paid-in capital	5,871,843
Deficit Accumulated During the Exploration Stage	(470,728)
Accumulated Other Comprehensive Income	5,127
Total Stockholders' Equity	5,506,775

Total Liabilities and Stockholders' Equity	$6,067,502

The accompanying notes are an integral part of these statements.

PETROSOUTH ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Stated in U.S. Dollars)

	Cumulative Period from Inception, July 27, 2004 to December 31, 2007	Three Months Ended December 31, 2007	Three Months Ended December 31, 2006	Six Months Ended December 31, 2007	Six Months Ended December 31, 2006

Revenue	$-	$-

Operating Expenses
General & Administrative	472,246	267,604	13,921	323,476	21,739
Total Operating Expenses	472,246	267,604	13,921	323,476	21,739
Net Loss from Operations	(472,246)	(267,604)	(13,921)	(323,476)	(21,739)
Interest Income	1,518	1,336	0	1,518	0
Loss Before Income Taxes	(470,728)	(266,268)	(13,921)	(321,958)	(21,739)
Income Taxes	0	0	0	0	0
Net loss	(470,728)	(266,268)	(13,921)	(321,958)	(21,739)
Foreign Currency Translation	5127	5,127	0	5,127
Comprehensive loss	$(465,601)	$(261,141)	$(13,921)	$(316,831)	$(21,739)

Basic and Diluted loss per share		$(0.00)	$(0.00)	$(0.00)	$(0.00)

Number of common shares used in computation		98,758,333	67,900,000	84,431,703	67,900,000

The accompanying notes are an integral part of these statements.

PETROSOUTH ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Stated in U.S. Dollars)

	Cumulative Period from Inception, July 27, 2004 to December 31, 2007	Six Months Ended December 31, 2007	Six Months Ended December 31, 2006

Operating Activities
Net loss	$(470,728)	$(321,958)	$(21,739)

Adjustments to reconcile net loss to net cash used in operating activities:
Accounts receivable	16,152	16,152
Accounts payable and accrued liabilities	56,126	7,010	670
Net Cash Used in Operating Activities	(398,450)	(298,796)	(21,069)

Investing Activities
Unproved interest	(1,486,988)	(1,486,988)
Acquisition, net of cash acquired	401,056	401,056
Loans to affiliated company	(2,750,000)	(1,450,000)	0
Net Cash Used in Investing Activities	(3,835,932)	(2,535,932)	0

Financing Activities
Proceeds from issuance of common stock	3,935,500	2,700,000	0
Proceeds from advances from shareholder	225,000	0	21,850
Proceeds from advance from lender	500,000	500,000	0
Repayments of advances from shareholder	(199,700)	(199,700)	0
Net Cash Provided by Financing Activities	4,460,800	3,000,300	21,850
Effect of exchange rate on cash	5,127	5,127	0
Increase In Cash During The Period	231,545	170,699	781

Cash, Beginning Of Period	0	60,846	43

Cash, End Of Period	$231,545	$231,545	$824

Supplemental disclosure of noncash investing activities:
Shareholder loan contributed to capital in May 2007	$25,000	$-	$-
Acquisition of PetroSouth Energy Corp BVI:
Issuance of 28,266,666 shares of common stock	$2,011,876	$2,011,876	$-
Forgiveness of demand loans receivable from affiliated company	$2,750,000	$1,450,000	$-

The accompanying notes are an integral part of these statements.

PETROSOUTH ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	ORGANIZATION

Petrosouth Energy Corp. (the “Company” or “PetroSouth”) was incorporated in the State of Nevada on July 27, 2004 under the name of Mobridge Explorations, Inc. The Company is an Exploration Stage Company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7. Effective April 30, 2007 the Company completed a merger with its’ subsidiary PetroSouth Energy Corp.  As a result the Company name was changed from Mobridge Explorations Inc. to PetroSouth Energy Corp.  During the year ended June 30, 2007, the Company abandoned the mineral property located in the Province of Ontario, Canada and focused its effort on expanding its operations in the oil and gas industry through additional equity financing and the acquisition of a company engaged in the oil and gas industry.  On October 2, 2007 the Company completed the acquisition of all of the issued and outstanding common stock of PetroSouth Energy Corp. BVI, a privately-owned British Virgin Islands corporation engaged in oil and gas exploration, pursuant to a share exchange agreement entered into with PetroSouth Energy Corp. BVI and its shareholders on September 30, 2007. PetroSouth Energy Corp. BVI currently has participation stakes in two separate Colombian blocks representing 133,333 acres. As a result of the share purchase transaction, PetroSouth Energy Corp. BVI is now a wholly-owned subsidiary of the Company, and the Company has become an oil and gas exploration and development company.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)	Basis of Presentation

The unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.  It is management’s opinion that all adjustments necessary to properly state the results for the interim period have been made to these consolidated financial statements.  All such adjustments were of a normal and recurring nature.  All intercompany transactions are eliminated upon consolidation.  These unaudited interim consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited financial statements and notes for the year ended June 30, 2007, included in the Company’s Annual Report on Form 10-KSB.  The accounting principles applied in the preparation of these interim consolidated financial statements are consistent with those applied for the year ended June 30, 2007.

b)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

PETROSOUTH ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The carrying value of cash accounts receivable, accounts payable and accrued liabilities, loans from shareholder and advance from lender approximates their fair value because of the short maturity of these instruments.

e)	Accounting for Oil and Gas Properties

PetroSouth Energy Corp. follows the full cost method of accounting for its oil and gas properties.  Accordingly, all costs incidental to the acquisition, exploration and development of oil and gas properties, including costs of undeveloped leasehold, dry holes and leasehold equipment, are capitalized.  All costs related to production activities, including workover costs incurred solely to maintain or increase levels of production from an existing completion interval, are charged to expense as incurred.

Capitalized costs are depleted by an equivalent unit-of-production method, converting gas to oil at the ratio of six thousand cubic feet of natural gas to one barrel of oil.  Depletion is calculated using the capitalized costs, including estimated asset retirement costs, plus the estimated future expenditures (based on current costs) to be incurred in developing proved reserves, net of estimated salvage values.

Unproved properties are excluded from amortized capitalized costs until it is determined whether or not proved reserves can be assigned to such properties.  PetroSouth assesses its unproved properties for impairment annually.  Significant unproved properties are assessed individually.

PetroSouth recognizes liabilities for retirement obligations associated with tangible long-lived assets, such as producing well sites, when there is a legal obligation associated with the retirement of such assets and the amount can be reasonably estimated.

f)	Income Taxes

Potential income tax benefits are not recognized in the accounts until realization is more likely than not. The Company adopted SFAS No. 109, Accounting for Income Taxes, as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these consolidated financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

PETROSOUTH ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

g)	Uncertainty in Income Taxes

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

As a result of the implementation of FIN 48, the Company experienced no impact on the consolidated financial statements.  The Company files income tax returns in U.S. federal and U.S. state jurisdictions as well as in Columbia.  For state tax returns the Company is no longer subject to tax examinations for years prior to 1996.

h)	Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with Statement of Financial Accounting Standard No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings (loss) per share (EPS) on the face of the statement of operations.  Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period.  In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of warrants.  Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

As of December 31, 2007 and 2006, there were 32,633,333 and 0 warrants outstanding, respectively, but were not included in the computation of diluted earnings (loss) per share because the effect would have been anti-dilutive.

i)	Stock Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements.  The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award).  Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and related interpretations.  The Company also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation, as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”.  The implementation of SFAS 123R did not have an impact on the consolidated financial statements of the Company.

PETROSOUTH ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

j)	Comprehensive Loss

Statement of Financial Accounting Standard No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. Adjustments resulting from the translation of the Company’s foreign operations of $5,127 are recorded as accumulated other comprehensive income at December 31, 2007.

k)	Recent Accounting Pronouncements

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

3.	BUSINESS COMBINATIONS

On September 30, 2007, the Company entered into a share exchange agreement with PetroSouth Energy Corp., a private British Virgin Islands corporation (“PetroSouth Energy Corp. BVI”), and the former shareholders of PetroSouth Energy Corp. BVI. The closing of the transaction contemplated in the share exchange agreement and the acquisition of all of the issued and outstanding common stock in the capital of PetroSouth Energy Corp. BVI occurred on October 2, 2007.

PETROSOUTH ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.	BUSINESS COMBINATIONS (Continued)

In exchange for all of the issued and outstanding shares of PetroSouth Energy Corp. BVI, the Company issued to the nominee of the shareholders of PetroSouth Energy Corp. BVI, an aggregate of (i) 28,266,666 common shares of our common stock and (ii) 28,266,666 warrants to purchase common shares in the capital of PetroSouth Energy Corp. at $1.25 per common share. As a result, the former shareholders of PetroSouth Energy Corp. BVI now own approximately 29% of our issued and outstanding common stock.  If the former shareholders of PetroSouth Energy Corp. BVI exercised all of the 28,266,666 warrants received by them pursuant to the share exchange agreement, they would own approximately 45% of our issued and outstanding stock.

The total consideration for the acquisition was $4,761,876, which is comprised of common stock issued to the nominee of the former shareholders of PetroSouth Energy Corp. BVI of $2,011,876, as well as the forgiveness of demand notes receivable from PetroSouth Energy Corp. BVI in the amount of $2,750,000 upon completion of the merger.

The primary reason for the acquisition was to acquire the participation stakes in two separate Colombian blocks representing 133,333 acres of unproved prospects. The Company now has a 20% participation stake in the 108,333 acre Talora Block that lies just southwest of Bogotá, Colombia. The Company also has a 16% participation stake in the 25,000 acre Buenavista Block that lies just northeast of Bogotá, Colombia.

Purchase Price Allocation

Under the purchase method of accounting, the total preliminary purchase price was allocated to PetroSouth Energy Corp. BVI’s assets and liabilities based on their estimated fair values as of October 2, 2007, as set forth in the unaudited table below.  No goodwill was recorded as a result of this acquisition.

Cash	$401,056
Accounts Receivable	43,402
Furniture & Equipment	6,267
Unproved Interest	4,315,452
Accounts Payable	(4,301)
$4,761,876

The consolidated statement of operations for the six month period ended December 31, 2007 includes activity of the acquired company since the date of acquisition.

PETROSOUTH ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.	BUSINESS COMBINATIONS (Continued)

The unaudited financial information in the table below summarizes the combined results on a pro forma basis, as though the companies had been combined as of the beginning of the period presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each of the periods presented.  The pro forma financial information for all periods presented includes the business combination accounting effect on historical PetroSouth results.

The unaudited pro forma financial information for the six months ended December 31, 2007 combines the historical results for PetroSouth for the six months ended December 31, 2007 and the historical results for PetroSouth Energy Corp. BVI for the six months ended December 31, 2007:

PetroSouth Energy Corp. and Subsidiary
PROFORMA - 6 MONTHS

	Six Months ended December 31, 2007
	PetroSouth Energy Corp	PetroSouth Energy Corp BVI (1)	Adjustments	Pro Forma Combined
Revenue	$-	$-		$-

Operating Expenses
General & Administrative	218,368	183,542		401,910
Total Operating Expenses	218,368	183,542	-	401,910
Net Loss from Operations	(218,368)	(183,542)	-	(401,910)

Interest Income	909	4,243		5,152

Loss Before Income Taxes	(217,459)	(179,299)	-	(396,758)
Income Taxes	-	-		-
Net loss	$(217,459)	$(179,299)	$-	$(396,758)

Basic and Diluted Loss per share	(0.00)			(0.00)

Number of Common Shares used in Computation	70,451,993		28,266,666	98,718,659

(1)	Represents the unaudited income statement of PetroSouth Energy Corp. BVI for the six month period ending December 31, 2007.

4.	DEMAND LOAN RECEIVABLE

At September 30, 2007 the Company had a demand loans receivable from PetroSouth Energy Corp. BVI in the amount of $2,750,000.  The loans were non-interest bearing, unsecured and payable upon demand.  The loans were forgiven upon the completion of the merger on October 2, 2007.  See Note 3.

PETROSOUTH ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.	COMMON STOCK

During the period from July 27, 2004 (Inception) to December 31, 2007, the Company issued 100,533,333 shares of common stock for total cash proceeds of $3,935,500.

Effective April 30, 2007 the Company effected a 10 for one stock split of its’ authorized, issued and outstanding common stock.  As a result its’ authorized capital increased from 75,000,000 shares of common stock with a par value of $0.001 to 750,000,000 shares of common stock with a par value of $0.001.

At December 31, 2007, the Company had the following outstanding warrants:

266,667 share purchase warrants exercisable into one common share at a price of US $1.25 per warrant until May 1, 2010

1,333,333 share purchase warrants exercisable into one common share at a price of US $1.25 per warrant until June 25, 2010

1,500,000 share purchase warrants exercisable into one common share at a price of US $1.50 per warrant until August 27, 2010

266,667 share purchase warrants exercisable into one common share at a price of US $1.25 per warrant until September 21, 2010

28,266,666 share purchase warrants exercisable into one common share at a price of US $1.25 per warrant until October 2, 2010

500,000 share purchase warrants exercisable into one common share at a price of US $1.50 per warrant until October 11, 2010

500,000 share purchase warrants exercisable into one common share at a price of US $1.50 per warrant until November 28, 2010

6.	INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred net operating losses of $(470,728) which expire in 2028. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these consolidated financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

PETROSOUTH ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	INCOME TAXES (Continued)

The components of the net deferred tax asset at December 31, 2007, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

Net operating loss	$470,728
Statutory tax rate	35%
Effective tax rate	-
Deferred tax asset	$164,755
Valuation allowance	$(164,755)

Net deferred tax asset	$-

7.	GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $470,728 and further losses are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has plans to seek additional capital through private placements and public offerings of its common stock.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

8.	SUBSEQUENT EVENTS

In December 2007, the Company received $500,000, which has been included in the consolidated financial statements as an Advance from Lender.  Subsequently, on January 24, 2008, the Company converted the Advance from Lender into a Convertible Promissory Note (the “Note”) to Stealth Energy Ventures AG (“Stealth”), in the amount of $500,000. The Note is payable on February 17, 2010 and will accrue interest at the rate of 9%, which is paid semi-annually starting 180 days from the date of the Note.  The outstanding principal amount of the Note is convertible by Stealth into common shares at a conversion rate based upon 100% of the average closing prices for the 10 trading days immediately preceding the conversion date. The Debenture is secured against all our assets.

On February 1, 2008, the Company entered into a formal farmout agreement with Transco Oil & Gas, Inc. (“Transco”) relating to Transco’s leases on approximately 3,290 acres in Kern County, CA.  The plan under the farmout agreement is to drill the first test well in order to exploit the  potential of two target horizons.  The Company will earn the entire interest in the properties once drilling is completed.

The Company is responsible for its pro rata share of the delay rentals on the leasehold.  Any additional leases to be acquired will be decided between both parties and costs to acquire new leases will be shared equally.

PETROSOUTH ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.	SUBSEQUENT EVENTS (Continued)

Transco will retain 6% of the 8/8ths overriding royalty interest and a 15% back-in working interest.  Transco will deliver to the Company, a 77% net revenue interest on the drill site acreage.  The Company will earn a 100% working interest in the first test well, which will become an 85% working interest.  The Company is responsible for 100% of the prospect acquisition, drilling, testing and completion costs for the first well.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements.  Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for our future operations including, but not limited to, the following: any information regarding PetroSouth Energy Corp., a BVI corporation described herein, and any statements relating to our ability to raise sufficient capital to finance our planned operations, our ability to identify any recoverable oil or gas resource or reserve of any kind, our ability to enforce or perform under our farm out agreements, our ability to hire the necessary personnel, and estimates of our cash expenditures for the next 12 months. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “intends”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

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

As used in this quarterly report and unless otherwise indicated, the terms “we”, “us” and “our company” refer to PetroSouth Energy Corp., our BVI subsidiary or PetroSouth Energy Corp.

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

Corporate History

We were incorporated  in the state of Nevada on July 27, 2004 under the name Mobridge Explorations Inc.  On April 30, 2007, we changed our name to “PetroSouth Energy Corp.”.  In addition, effective April 30, 2007 we effected a 10 for one stock split of our authorized and issued and outstanding common stock. As a result, our authorized capital has increased from 75,000,000 shares of common stock with a par value of $0.001 to 750,000,000 shares of common stock with a par value of $0.001.

Recent Corporate Developments

The following significant corporate developments have occurred since September 30, 2007, the date of our last Quarterly Report:

1.
On September 30, 2007, we entered into a share exchange agreement with PetroSouth Energy Corp., a private British Virgin Islands corporation (“PetroSouth BVI”), and the former shareholders of PetroSouth BVI. The closing of the transactions contemplated in the share exchange agreement and the acquisition of all of the issued and outstanding common stock in the capital of PetroSouth BVI occurred on October 2, 2007. Please refer to the information provided under Item 2.01 of our current report filed on October 3, 2007 for information related to the share exchange agreement and our business as a result of the acquisition.

2.
On October 2, 2007, we completed the acquisition of all the issued and outstanding common stock of PetroSouth BVI pursuant to a share exchange agreement dated September 30, 2007 among our company, as purchaser, and all of the shareholders of PetroSouth BVI, as vendors. In exchange for all of the issued and outstanding shares of PetroSouth BVI, we issued to the nominee of the shareholders of PetroSouth BVI, Johann Roland Vetter, an aggregate of (i) 28,266,666 common shares of our common stock and (ii) 28,266,666 warrants to purchase common shares in the capital of PetroSouth Energy Corp. at $1.25 per common share. As a result, the shareholders of PetroSouth BVI now own approximately 29% of our issued and outstanding common stock.  If Mr. Vetter exercised all of the 28,266,666 warrants received by him pursuant to the share exchange agreement, they would own approximately 45% of our issued and outstanding stock.

After giving effect to the share exchange agreement, including the issuance of 28,266,666 shares of our common stock to Johann Roland Vetter, we had 99,533,333 shares of common stock issued and outstanding.  If Mr. Vetter exercised all of the 28,266,666 warrants received by him under the share exchange agreement, the total issued and outstanding common stock of our company would have been 127,799,999.

PetroSouth BVI is a private corporation incorporated in the British Virgin Islands in on November 30, 2006. PetroSouth BVI currently has participation stakes in two separate Colombian blocks representing 133,333 acres and potential reserves of 222.01 million barrels of oil (“MMBO”) cumulatively. PetroSouth BVI has a 20% participation stake in the Talora Block that lies just southwest of Bogotá, Colombia. The 108,333-acre contiguous parcel of land contains five prospects with combined potential reserves of 209 MMBO. PetroSouth BVI has a 16% participation stake in the Buenavista Block that lies just northeast of Bogotá, Colombia. The 25,000-acre contiguous parcel of land contains the Bolivar field, the Bolivar prospect and three leads, representing with combined potential reserves of over 13 MMBO.

The exploration and production activities on these Colombian blocks are in the early stages and there can be no assurance that, following the closing of the share exchange agreement, we will be able to successfully locate commercially viable resources or reserves or any at all.

3.
On October 2, 2007, we issued (i) 28,266,666 shares of our common stock and (ii) 28,266,66 warrants to purchase common shares in the capital of our company at $1.25 to Johann Roland Vetter, as nominee of the shareholders of PetroSouth BVI, in exchange for all of the issued and outstanding common shares of PetroSouth BVI.

The 28,266,666 shares of our common stock and 28,266,666 warrants were issued to Mr. Vetter pursuant to exemptions from registration as set out under Rule 903 of Regulation S promulgated under the Securities Act of 1933, as amended (the “1933 Act”). No advertising or general solicitation was employed in offering the securities. None of the former shareholders of PetroSouth BVI were U.S. persons or were acquiring the securities for the account or benefit of any U.S. person. The share certificates issued by our company to the former shareholders of PetroSouth BVI contain a legend stating that transfer is prohibited except in accordance with the provisions of Regulation S, pursuant to registration under the 1933 Act, or pursuant to an available exemption from registration.

4.
On November 28, 2007, we closed a private placement consisting of 500,000 units of our securities (the “Units”) at a price of US $1.00 per Unit for aggregate proceeds of $500,000. Each Unit consists of one common share and one share purchase warrant (a “Warrant”), each Warrant shall be exercisable into one common share (a “Warrant Share”) at a price of US $1.50 per Warrant Share until November 28, 2010.

We issued the Units to a non-U.S. person (as that term is defined in Regulation S of the 1933 Act) in an offshore transaction relying on Regulation S and/or Section 4(2) of the 1933 Act.

5.
On January 24, 2008, we issued a Convertible Promissory Note (the “Note”) to Stealth Energy Ventures AG (“Stealth”), in the amount of $500,000.  The Note is payable on February 17, 2010 and will accrue interest at the rate of 9%, which is paid semi-annually starting 180 days of the Note.

The outstanding principal amount of the Note is convertible by Stealth into common shares at a conversion rate based upon 100% of the average closing prices for the 10 trading days immediately preceding the conversion date. The Debenture is secured against all our assets.

We issued the Note to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

6.
On February 1, 2008, we entered into a formal farmout agreement with Transco Oil & Gas, Inc. (“Transco”) relating to Transco’s leases on approximately 3,290 acres in Kern County, CA.  The plan under the farmout agreement is to drill the first test well in order to exploit the potential of two target horizons.  We will earn the entire interest in the properties once drilling is completed.

We are responsible for our pro rata share of the delay rentals on the leasehold.  Any additional leases to be acquired will be decided between both parties and costs to acquire new leases will be shared equally.

Transco will retain 6% of the 8/8ths overriding royalty interest and a 15% back-in working interest.  Transco will deliver to us, a 77% net revenue interest on the drill site acreage.  We will earn a 100% working interest in the first test well, which will become an 85% working interest.  We are responsible for 100% of the prospect acquisition, drilling, testing and completion costs for the first well.

PLAN OF OPERATION

The following discussion should be read in conjunction with our consolidated financial statements and the related notes included herein. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report, particularly in the section entitled “Risk Factors” in this quarterly report.

Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

The total expenditures over the next 12 months required in order to meet our 12 month objective is expected to be $4,000,000. Thus far, we have approximately $200,000 in cash on hand and expect to have raised the remaining $3,800,000 in the next 60 to 90 days. We anticipate that this additional funding will be in the form of equity financing from the sale of our common stock or loans. We do not currently have any arrangements in place for any future equity financing or loans.

We have no revenues, have experienced losses since inception, have only begun oil and gas exploration operations, have been issued a going concern opinion by our auditors and rely upon the sale of our securities to fund operations.

Our plan of operation for the next 12 months is to proceed with our exploration program as a result of our acquisition of PetroSouth Energy Corp. BVI. We are no longer pursuing exploration programs on the Chambers Township property. We discontinued payments under the Chambers Township option agreement, and it was terminated as of November 1, 2006.

Anticipated Cash Requirements

We anticipate a cash requirement in the amount of $4,000,000 during the next 12 months, mostly for drill commitments, seismic, infrastructure costs and professional fees. Accordingly, we will require additional funds to implement our exploration and development programs. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable. We need to raise additional funds in the immediate future in order to proceed with our exploration program.

Over the next 12 months we anticipate that we will incur the following cash requirements:

Expense	Amount
Advertising	$40,000
Rent	15,000
Office Expenses	15,000
Travel	35,000
Printing and Website	25,000
Salaries	150,000
Professional Fees	120,000
Exploration and Development Costs	3,600,000
Total	$4,000,000

Results Of Operations

Second Quarter and Six Month Summary

	Three Months Ended December 31		Six Months Ended December 31
	2007	2006	2007	2006
Revenue	$-	$-	$-	$-
Operating Expenses	$(267,604)	$(13,921)	$(323,476)	$(21,739)
Interest and Dividend Income	$1,336	$-	$1,518	$-
Net Loss	$(266,268)	$(13,921)	$(321,958)	$(21,739)

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have entered into commercial production of mineral projects. We are currently in the exploration stage of our business and we can provide no assurances that we will discover commercially exploitable resources on our properties, or if such resources are discovered, that we will be able to enter into commercial production.

Expenses

Our operating expenses for the three month and six month periods ended December 31, 2007 and December 31, 2006 are outlined in the table below:

	Three Months Ended December 31		Six Months Ended December 31
	2007	2006	2007	2006
General & Administrative	$267,604	$13,921	$323,476	$21,739

Operating expenses for the six months ended December 31, 2007 increased by 1388% as compared to the comparative period in 2006 primarily as a result of increased general and administrative expenses, including public relations and professional fees, due to the Company's increased operating activities in the oil and gas industry.

Equity Compensation

As of December 31, 2007, we had not adopted any equity compensation plans and no stock, options, or other equity securities were awarded to our executive officers.

Liquidity and Financial Condition

Working Capital
	At December 31, 2007	At June 30, 2007	Percentage Decrease
Current Assets	$258,795	$1,360,846	-81%
Current Liabilities	$60,727	$249,116	-76%
Working Capital	$198,068	$1,111,730	-82%

Cash Flows
	Six Months Ended December 31, 2007	Six Months Ended December 31, 2006
Net Cash Used in Operating Activities	(298,796)	(21,069)
Net Cash Used in Investing Activities	(2,535,932)	0
Net Cash Provided by Financing Activities	3,000,300	21,850
Effect of Exchange Rate on Cash	5,127	-
Increase / (Decrease) In Cash During The Period	170,699	781

The net increase that we incurred for the six months ended December 31, 2007 compared with the six months ended December 31, 2006 was largely due to cash proceeds raised through private equity and debt financing of approximately $3.0 million offset by net investing activities in oil and gas unproved interests of approximately $2.5 million as well as increased general and administrative costs of $0.3 million.

We anticipate that we will require $400,000 to cover our ongoing general and administrative expenses for the next 12 months.  Our ability to carry out our plan of operations and pay for the costs of our general and administrative expenses for the next 12 months and to complete the next phase of our recommended work program will be subject to us obtaining adequate financing as these expenditures will exceed our cash reserves. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or through shareholder or related party loans, although there are no assurances any such financing will be completed.

Future Financings

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above, including approximately $400,000 over the next 12 months to pay for our ongoing general and administrative expenses. These expenses include legal, accounting and other professional fees associated with our being a reporting company under the Securities Exchange Act of 1934 (the “Exchange Act”). These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

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

Our significant accounting policies are disclosed in Note 2 to the quarterly financial statements included in our quarterly report for the three-month  and six-month periods ended December 31, 2007.

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

Going Concern

These financial statements have been prepared on a going concern basis. We have incurred losses since inception resulting in an accumulated deficit of $465,601 and further losses are anticipated in the development of our business, raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay liabilities arising from normal business operations when they come due.  Management has plans to seek additional capital through a private placement and public offering of our common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

We have not generated any revenues since our incorporation and we will continue to incur operating expenses without revenues until we are in commercial deployment. To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred net losses from inception to December 31, 2007 of approximately $470,728. Our net cash used in operations for the six months ended December 31, 2007 was $298,796. As of December 31, 2007 we had working capital of $198,068. We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that drilling and completion costs increase beyond our expectations; or we encounter greater costs associated with general and administrative expenses or offering costs. The occurrence of any of the aforementioned events could adversely affect our ability to meet our business plans. We cannot provide assurances that we will be able to successfully execute our business plan. These circumstances raise substantial doubt about our ability to continue as a going concern. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

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

Our decision as to whether our unproved properties contain commercial oil and gas deposits and should be brought into production will require substantial funds and depend upon the results of exploration programs and feasibility studies and the recommendations of duly qualified engineers, geologists, or both. This decision will involve consideration and evaluation of several significant factors including but not limited to: (1) costs of bringing a property into production, including exploration and development work, preparation of production feasibility studies, and construction of production facilities; (2) availability and costs of financing; (3) ongoing costs of production; (4) market prices for the oil and gas to be produced; (5) environmental compliance regulations and restraints; and (6) political climate, governmental regulation and control. If we are unable to raise the funds necessary to properly evaluate our unproved properties, then we may not be able to realize any potential of these properties.

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

Financial Industry Regulatory Authority (“FINRA”) sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

ITEM 3. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being December 31, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out by our principal executive officer and our principal financial officer. Based upon the results of that evaluation, principal executive officer and our principal financial officer have concluded that, as of the end of the period covered by this quarterly report, our company’s disclosure controls and procedures were effective and provide reasonable assurance that material information related to our company and our subsidiary is recorded, processed and reported in a timely manner.

Our company’s management, is responsible for the design of internal controls over financial reporting. The fundamental issue is to ensure all transactions are properly authorized and identified and entered into a well-designed, robust and clearly understood system on a timely basis to minimize risk of inaccuracy, failure to fairly reflect transactions, failure to fairly record transactions necessary to present financial statements in accordance with generally accepted account principles, unauthorized receipts and expenditures, or the inability to provide assurance that unauthorized acquisitions or dispositions of assets can be detected. The small size of our company makes the identification and authorization process relatively simple and efficient and a process for reviewing internal controls over financial reporting has been developed. To the extent possible given our company’s small size, the internal control procedures provide for separation of duties for handling, approving and coding invoices, entering transactions into the accounts, writing checks and requests for wire transfers and also require two signatures on significant payments. As of December 31, 2007, our company’s board of directors conclude that our company’s system of internal controls is adequate and comparable to those of issuers of a similar size and nature. There were no significant changes to our company’s internal controls or in other factors that could significantly affect these controls during the most recent quarter ended December 31, 2007, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During our fiscal quarter ended December 31, 2007 and thereafter we completed the following sales of securities:

1.
On October 2, 2007, we issued 28,266,666 shares of our common stock (the “Shares”) and 28,266,66 warrants to purchase common shares in the capital of our company (the “Warrants”) at $1.25 to Johann Roland Vetter, as nominee of the shareholders of PetroSouth Energy Corp. BVI (“PetroSouth BVI”), in exchange for all of the issued and outstanding common shares of PetroSouth BVI.

The 28,266,666 Shares and 28,266,666 Warrants were issued to Mr. Vetter pursuant to exemptions from registration as set out under Rule 903 of Regulation S promulgated under the 1933 Act, as amended. No advertising or general solicitation was employed in offering the securities. None of the former shareholders of PetroSouth BVI were U.S. persons or were acquiring the securities for the account or benefit of any U.S. person. The share certificates issued by our company to the former shareholders of PetroSouth BVI contain a legend stating that transfer is prohibited except in accordance with the provisions of Regulation S, pursuant to registration under the 1933 Act, or pursuant to an available exemption from registration.

2.
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

We issued the Units to a non-U.S. person (as that term is defined in Regulation S of the 1933 Act) in an offshore transaction relying on Regulation S and/or Section 4(2) of the 1933 Act.

3.
On November 28, 2007, we closed a private placement consisting of 500,000 Units at a price of US $1.00 per Unit for aggregate proceeds of $500,000.  Each Unit consists of one Share and one Warrant, each Warrant shall be exercisable into one Warrant Share at a price of US $1.50 per Warrant Share until November 28, 2010.

We issued the Units to a non-U.S. person (as that term is defined in Regulation S of the 1933 Act) in an offshore transaction relying on Regulation S and/or Section 4(2) of the 1933 Act.

4.
On January 24, 2008, we issued a Convertible Promissory Note (the “Note”) to Stealth Energy Ventures AG (“Stealth”), in the amount of $500,000.  The Note is payable on February 17, 2010 and will accrue interest at the rate of 9%, which is paid semi-annually starting 180 days of the Note.

The outstanding principal amount of the Note is convertible by Stealth into common shares at a conversion rate based upon 100% of the average closing prices for the 10 trading days immediately preceding the conversion date. The Debenture is secured against all our assets.

We issued the Note to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None

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
10.1
Share Exchange Agreement among all shareholders of PetroSouth Energy Corp. BVI and our company dated December 31, 2007 (incorporated by reference to our current report, on Form 8-K filed on October 3, 2007)

10.2
Commercial Agreement for the Talora Block between Petroleum Equipment International (PEI), David Craven, and dated October 24, 2006 for 20% participation stake in the Tolara Block near Bogotá, Colombia.(incorporated by reference to our current report, on Form 8-K filed on October 3, 2007)

10.3
Buenavista Assignment Agreement between UTI, PetroSouth Energy Corp., BVI, Petroleum Equipment International Ltda. dated August 30, 2007 for participation stake in the Buenavista Block near Bogotá, Colombia (incorporated by reference to our current report, on Form 8-K filed on October 3, 2007)

10.4	Carbonera Exploration and Exploitation Contract (incorporated by reference to our current report, on Form 8-K filed on October 29, 2007)
10.5	Convertible Promissory Note dated January 17, 2008 (incorporated by reference to our current report, on Form 8-K filed on February 4, 2008)
10.6	Farmout Agreement “North Semitropic Prospect” dated February 1, 2008 (incorporated by reference to our current report, on Form 8-K filed on February 12, 2008)
14.1	Code of Ethics (incorporated by reference to our annual report on Form 10-KSB filed on September 28, 2007)
16.1	Letter from Madsen and Associates, CPAs (incorporated by reference to our current report, on Form 8-K filed on October 26, 2007)
21.1	PetroSouth Energy Corp. BVI, a British Virgin Islands corporation, 100% wholly owned.
31.1*	CEO Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2*	CFO Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETROSOUTH ENERGY CORP.

By:  /s/ Fred Zaziski
Fred Zaziski
President, Chief Executive Officer and Director
Principal Executive Officer
February 20, 2008

By:  /s/ Felipe Pimenta Barrios
Felipe Pimenta Barrios
Chief Financial Officer and Director
Principal Financial Officer
February 20, 2008