Form 10QSB
period 2008-03-31
WEST CANYON ENERGY CORP.
filed 2008-05-14
CIK 1343601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________ Commission file number 333-120682

WEST CANYON ENERGY CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	20-8756823
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

20333 State Highway 249, Suite 200 – 11 Houston TX 77070-26133
(Address of principal executive offices)

281-378-1563
(Issuer’s telephone number)

Petrosouth Energy Corp.
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

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.   Yes ☐     No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   100,533,333 common shares issued and outstanding as of May 5, 2008

Transitional Small Business Disclosure Format (Check one):   Yes ☐     No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐     No  ☒

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

WEST CANYON ENERGY CORP. AND SUBSIDIARY
       (An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(formerly PetroSouth Energy Corp.)
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEET
(UNAUDITED)
(Stated in U.S. Dollars)

31-Mar 2008

ASSETS
Current Assets
Cash	$229,012
Accounts Receivable	409,613
Total Current Assets	638,625
Unproved Interest	6,494,094
Furniture & Equipment	4,635
Total Assets	$7,137,354

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$239,588
Loans from Shareholders	300
Total Current Liabilities	239,888
Notes Payable	1,550,000
Total Liabilities	1,789,888
STOCKHOLDERS’ EQUITY
Common Stock
Authorized: 750,000,000 shares, par value $0.001
Issued and outstanding: 100,533,333 shares	100,533
Additional paid-in capital	5,871,843
Deficit Accumulated During the Exploration Stage	(630,172)
Accumulated Other Comprehensive Income	5,262
Total Stockholders' Equity	5,347,466
Total Liabilities and Stockholders' Equity	$7,137,354

The accompanying notes are an integral part of these statements.

WEST CANYON ENERGY CORP AND SUBSIDIARY
(formerly PetroSouth Energy Corp.)
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Stated in U.S. Dollars)

	Cumulative Period from Inception, July 27, 2004 to March 31, 2008	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	Nine Months Ended March 31, 2008	Nine Months Ended March 31, 2007

Revenue	$-	$-	$-	$-	$-

Operating Expenses
General & Administrative	630,857	158,611	2,665	482,087	24,404
Total Operating Expenses	630,857	158,611	2,665	482,087	24,404
Net Loss from Operations	(630,857)	(158,611)	(2,665)	(482,087)	(24,404)
Interest Income (Expense)	685	(833)	-	685	-
Loss Before Income Taxes	(630,172)	(159,444)	(2,665)	(481,402)	(24,404)
Income Taxes	-	-	-	-	-
Net loss	(630,172)	(159,444)	(2,665)	(481,402)	(24,404)
Foreign Currency Translation	5,262	135	-	5,262	-
Comprehensive loss	$(624,910)	$(159,309)	$(2,665)	$(476,140)	$(24,404)

Basic and Diluted loss per share		$(0.00)	$(0.00)	$(0.00)	$(0.00)

Number of common shares used in computation		100,533,333	67,900,000	90,225,454	67,900,000

The accompanying notes are an integral part of these statements.

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(formerly PetroSouth Energy Corp.)
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Stated in U.S. Dollars)

	Cumulative Period from Inception, July 27, 2004 to March 31, 2008	Nine Months Ended March 31, 2008	Nine Months Ended March 31, 2007 (As reported in 03/31/07 10-Q)

Operating Activities
Net loss	$(630,172)	$(481,402)	$(24,404)

Adjustments to reconcile net loss to net cash used in operating activities:
Accounts receivable	(364,579)	(364,579)
Accounts payable and accrued liabilities	235,287	186,171	(639)
Net Cash Used in Operating Activities	(759,464)	(659,810)	(25,043)

Investing Activities
Unproved interests	(2,178,642)	(2,178,642)
Acquisition, net of cash acquired	401,056	401,056
Loans to affiliated company	(2,750,000)	(1,450,000)	0
Net Cash Used in Investing Activities	(4,527,586)	(3,227,586)	0

Financing Activities
Proceeds from issuance of common stock	3,935,500	2,700,000	0
Proceeds from advances from shareholder	225,000	0	25,000
Proceeds from convertible debt	1,550,000	1,550,000	0
Repayments of advances from shareholder	(199,700)	(199,700)	0
Net Cash Provided by Financing Activities	5,510,800	4,050,300	25,000
Effect of exchange rate on cash	5,262	5,262	0
Increase In Cash During The Period	229,012	168,166	(43)

Cash, Beginning Of Period	0	60,846	43

Cash, End Of Period	$229,012	$229,012	$-

Supplemental disclosure of noncash investing activities:
Shareholder loan contributed to capital in May 2007	$25,000	$-	$-
Acquisition of PetroSouth Energy Corp BVI:
Issuance of 28,266,666 shares of common stock	$2,011,876	$2,011,876	$-
Forgiveness of demand loans receivable from affiliated company	$2,750,000	$2,750,000	$-

The accompanying notes are an integral part of these statements.

WEST CANYON ENERGY CORP. AND SUBSIDIARY
 (An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  CHANGE IN CORPORATE NAME

Effective April 11, 2008, stockholders of PetroSouth Energy Corp. voted to change the corporation’s name to West Canyon Energy Corp. (the “Company”) to better reflect the proposed future direction and business of the Company.

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

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)  Basis of Presentation

The unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America, and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for such interim periods are not necessarily indicative of the results of operations for a full year.  It is management’s opinion that all adjustments necessary to properly state the results for the interim period have been made to these consolidated financial statements.  All such adjustments were of a normal and recurring nature.  All intercompany transactions are eliminated upon consolidation.  These unaudited interim consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended June 30, 2007, included in the Company’s Annual Report on Form 10-KSB.  The accounting principles applied in the preparation of these interim consolidated financial statements are consistent with those applied for the year ended June 30, 2007.

b)  Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

c)  Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

d)  Financial Instruments

The carrying value of cash, accounts receivable, accounts payable and accrued liabilities and loans from shareholder approximates their fair value because of the short maturity of these instruments.

e)  Accounting for Oil and Gas Properties

The Company follows the full cost method of accounting for its oil and gas properties.  Accordingly, all costs incidental to the acquisition, exploration and development of oil and gas properties, including costs of undeveloped leasehold, dry holes and leasehold equipment, are capitalized.  All costs related to production activities, including workover costs incurred solely to maintain or increase levels of production from an existing completion interval, are charged to expense as incurred.

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

Unproved properties are excluded from amortized capitalized costs until it is determined whether or not economically recoverable reserves can be assigned to such properties.  The Company assesses its unproved properties for impairment annually.  Significant unproved properties are assessed individually.

The Company recognizes liabilities for retirement obligations associated with tangible long-lived assets, such as producing well sites, when there is a legal obligation associated with the retirement of such assets and the amount can be reasonably estimated.

f)  Income Taxes

Potential income tax benefits are not recognized in the accounts until realization is more likely than not. The Company adopted SFAS No. 109, Accounting for Income Taxes, as of its inception.

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these consolidated financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years

g)  Uncertainty in Income Taxes

Effective July 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”).  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

As a result of the implementation of FIN 48, the Company experienced no impact on the  consolidated financial statements.  The Company files income tax returns in U.S. federal and U.S. state jurisdictions as well as in Columbia.  For state tax returns, the Company is no longer subject to tax examinations for years prior to 1996.

h)  Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with Statement of Financial Accounting Standard No. 128, "Earnings per Share" (“SFAS 128”). SFAS 128 requires presentation of both basic and diluted earnings (loss) per share (EPS) on the face of the statement of operations.  Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of warrants.  Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

As of March 31, 2008 and 2007, there were 32,633,333 and 0 warrants outstanding, respectively, that were not included in the computation of diluted earnings (loss) per share because the effect would have been anti-dilutive.

i)  Stock Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements.  The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award).  Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25) and related interpretations.  The Company also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure.  The implementation of SFAS 123R did not have an impact on the consolidated financial statements of the Company.

WEST CANYON ENERGY CORP. AND SUBSIDIARY
  (An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

j)  Comprehensive Loss

Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. Adjustments resulting from the translation of the Company’s consolidated financial statements of $5,262 are recorded as accumulated other comprehensive income at March 31, 2008.

k)  Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 does not require new fair value measurements but rather defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect that the adoption of SFAS 157 will have a significant impact on its consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, including interim periods within that fiscal year. We did not elect the fair value option for any of our existing financial instruments as of March 31, 2008 and we have not determined whether or not we will elect this option for financial instruments we may acquire in the future.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R). SFAS 141R defines a business combination as a transaction or other event in which an acquirer obtains control of one or more businesses. Under SFAS 141R, all business combinations are accounted for by applying the acquisition method (previously referred to as the purchase method), under which the acquirer measures all identified assets acquired, liabilities assumed, and noncontrolling interests in the acquiree at their acquisition date fair values. Certain forms of contingent consideration and certain acquired contingencies are also recorded at their acquisition date fair values. SFAS 141R also requires that most acquisition related costs be expensed in the period incurred. SFAS 141R is effective for us in January 2009. SFAS 141R will change our accounting for business combinations on a prospective basis.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (SFAS 160). SFAS 160 requires a company to recognize noncontrolling interests (previously referred to as “minority interests”) as a separate component in the equity section of the consolidated statement of financial position. It also requires the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated statement of income. SFAS 160 also requires changes in ownership interest to be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS 160 is effective for us in January 2009. We are currently evaluating the impact, if any, SFAS 160 will have on our financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161). SFAS 161 requires a company with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and how derivative instruments and related hedged items affect a company's financial position, financial performance, and cash flows. SFAS 161 is effective for us in January 2009.

4.  BUSINESS COMBINATIONS

On September 30, 2007, the Company entered into a share exchange agreement with PetroSouth Energy Corp., a private British Virgin Islands corporation PetroSouth Energy Corp.

WEST CANYON ENERGY CORP. AND SUBSIDIARY
  (An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

4.  BUSINESS COMBINATIONS (Continued)

BVI and the former shareholders of PetroSouth Energy Corp. BVI. The closing of the transactions contemplated in the share exchange agreement and the acquisition of all of the issued and outstanding common stock in the capital of PetroSouth Energy Corp. BVI occurred on October 2, 2007.

In exchange for all of the issued and outstanding shares of PetroSouth Energy Corp. BVI, the Company issued to the nominee of the shareholders of PetroSouth Energy Corp. BVI, an aggregate of (i) 28,266,666 common shares of our common stock and (ii) 28,266,666 warrants to purchase common shares in the capital of the Company at $1.25 per common share. As a result, the former shareholders of PetroSouth Energy Corp. BVI now own approximately 29% of our issued and outstanding common stock.  If the former shareholders of PetroSouth Energy Corp. BVI exercised all of the 28,266,666 warrants received by them pursuant to the share exchange agreement, they would own approximately 45% of our issued and outstanding stock.

The total consideration for the acquisition was $4,761,876, which is comprised of common stock issued to the nominee of the former shareholders of PetroSouth Energy Corp. BVI of $2,011,876, as well as the foregiveness of demand notes receivable from PetroSouth Energy Corp. BVI in the amount of $2,750,000 upon completion of the merger.

The primary reason for the acquisition was to acquire the participation stakes in two separate Colombian blocks representing 133,333 acres and unproved prospects.  The Company now has a 20% participation stake in the 108,333 acre Talora Block that lies just southwest of Bogotá, Colombia.  The Company also has a 16% participation stake in the 25,000 acre Buenavista Block that lies just northeast of Bogotá, Colombia.

Purchase Price Allocation

Under the purchase method of accounting, the total preliminary purchase price was allocated to PetroSouth Energy Corp. BVI’s  assets and liabilities based on their estimated fair values as of October 2, 2007, as set forth in the unaudited table below.  No goodwill was recorded as a result of this acquisition.

Cash	401,056
Accounts Receivable	43,402
Property, Plant & Equipment	6,267
Unproved Property	4,315,452
Accounts Payable	(4,301)
4,761,876

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

4.  BUSINESS COMBINATIONS (Continued)

The consolidated statement of operations for the nine month period ended March 31, 2008 includes activity of the acquired company since the date of acquisition.

The unaudited financial information in the table below summarizes the combined results on a pro forma basis, as though the companies had been combined as of the beginning of the period presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each of the periods presented.  The pro forma financial information for all periods presented includes the business combination accounting effect on the  historical results of the Company.

The unaudited pro forma financial information for the nine months ended March 31, 2008 combines the historical results for the Company for the nine months ended March 31, 2008 and the historical results for PetroSouth Energy Corp. BVI  for the nine months ended March 31, 2008:

West Canyon Energy Corp. And Subsidiary
PROFORMA – 9 MONTHS

	Nine Months ended March 31, 2008
	West Canyon Energy Corp	PetroSouth Energy Corp BVI (1)	Adjustments	Pro Forma Combined
Revenue	$-	$-		$-
Operating Expenses

General & Administrative	322,217	238,291		560,508
Total Operating Expenses	322,217	238,291	-	560,508
Net Loss from Operations	(322,217)	(238,291)	-	(560,508)

Interest Income	990	3,316		4,306

Loss Before Income Taxes	(321,227)	(234,975)	-	(556,202)
Income Taxes	-	-		-
Net loss	$(321,227)	$(234,975)	$-	$(556,202)

Basic and Diluted Loss per share	(0.00)			(0.00)

Number of Common Shares used in Computation	71,521,696		28,266,666	99,788,363

(1)	Represents the unaudited income statement of PetroSouth Energy Corp. BVI for the nine month period ending March 31, 2008.

WEST CANYON ENERGY CORP. AND SUBSIDIARY
  (An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

5.  UNPROVED INTEREST

On February 1, 2008, the Company entered into a formal farmout agreement with Transco Oil & Gas, Inc. (“Transco”) relating to Transco’s leases on approximately 3,290 acres in Kern County, CA.  The plan under the farmout agreement is to drill the first test well in order to exploit the potential of two target horizons.  The Company will earn the entire interest in the properties once drilling is completed. The Company is responsible for its pro rata share of any delay rentals on the leases.  Any additional leases to be acquired will be decided between both parties and costs to acquire new leases will be shared equally.

Transco will retain 6% of the 8/8ths overriding royalty interests and a 15% back-in working interest.  Transco will deliver to the Company, a 77% net revenue interest on the drill site acreage.  The Company will earn a 100% working interest in the first test well, which will become an 85% working interest.  The Company is responsible for 100% of the prospect acquisition, drilling, testing and completion costs for the first well.  To date, the Company has paid a $34,000 deposit to Transco Oil & Gas, Inc.

On March 25, 2008, the Company entered into a letter of intent (“LOI”) with Slope County Oil Company to acquire their existing leases in the Spring Creek Red River Prospect for a payment of $240,000 and $7,500 in geologist fees.  The Company will acquire 4,800 acres of property in North Dakota.

6.  CONVERTIBLE NOTES PAYABLE

In December 2007, the Company received $500,000, which was included in the consolidated financial statements as an Advance from Lender.  On January 24, 2008, the Company converted the Advance from Lender into a Convertible Promissory Note (the “Note”) to Stealth Energy Ventures AG (“Stealth”), in the amount of $500,000. The Note is payable on February 17, 2010 and will accrue interest at the rate of 9%, which is paid semi-annually starting 180 days of the Note.  The outstanding principal amount of the Note is convertible by Stealth into common shares at a conversion rate based upon 100% of the average closing prices for the 10 trading days immediately preceding the conversion date. The Note is secured against substantially all the assets of the Company.

WEST CANYON ENERGY CORP. AND SUBSIDIARY
  (An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

6.  CONVERTIBLE NOTES PAYABLE (continued)

On February 5, 2008, the Company issued a Convertible Promissory Note (“Note 2”) to Stealth Energy Ventures AG (“Stealth”), in the amount of $750,000. Note 2 is payable on February 5, 2010 and will accrue interest at the rate of 9%, which is paid semi-annually starting 180 days of Note 2.  The outstanding principal amount of Note 2 is convertible by Stealth into common shares at a conversion rate based upon 100% of the average closing prices for the 10 trading days immediately preceding the conversion date. Note 2 is secured against substantially all the assets of the Company.

On March 27, 2008, the Company issued a Convertible Promissory Note (“Note 3”) to Stealth Energy Ventures AG (“Stealth”), in the amount of $300,000.  Note 3 is payable on March 10, 2010 and will accrue interest at the rate of 9%, which is paid semi-annually starting 180 days of Note 3.  The outstanding principal amount of Note 3 is convertible by Stealth into common shares at a conversion rate based upon 100% of the average closing prices for the 10 trading days immediately preceding the conversion date. Note 3 is secured against substantially all the assets of the Company.

7.  COMMON STOCK

During the period from July 27, 2004 (Inception) to March 31, 2008, the Company issued 100,533,333 shares of common stock for total cash proceeds of $3,935,500.

Effective April 30, 2007 the Company effected a 10 for one stock split of its’ authorized, issued and outstanding common stock.  As a result, its’ authorized capital increased from 75,000,000 shares of common stock with a par value of $0.001 to 750,000,000 shares of common stock with a par value of $0.001.

At March 31, 2008, the Company had the following outstanding warrants:

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

WEST CANYON ENERGY CORP. AND SUBSIDIARY
  (An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

8.  INCOME TAXES

The Company follows the provisions of SFAS No. 109, “Accounting for Income Taxes,” which provides for recognition of a deferred tax asset for deductible temporary timing differences, including operating loss carry forwards and organization costs, net of a “valuation allowance.”  The provision for income taxes consists of current and deferred taxes and differs from amounts that would be calculated by applying federal statutory rates to income before taxes, due to the effect of graduated tax rates and nondeductible items such as entertainment limitations, as well as the effect of the provision for state income taxes.

The provision (benefit) for income taxes consists of the following for the nine months ended March 31, 2008 and 2007:

	2008	2007

Current	$-	$-
Deferred	-	-
State	-	-

Total benefit	$-	$-

A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

Computed tax at the federal statutory rate of 34%	$(163,677)	$(8,297)
Valuation allowance changes affecting the provision for income taxes	163,677	8,297
Total benefit	$-	$-
Effective income tax rate	0%	0%

The tax effect of temporary differences which give rise to significant portions of deferred tax assets or liabilities at March 31, 2008 are as follows:

Deferred tax asset, current	$-

Deferred tax asset, noncurrent
Net operating loss carry forward	18,929
Amortizable assets	195,330

Deferred tax liability, noncurrent	-

Total net deferred tax asset, noncurrent	214,259

Total net deferred tax asset	214,259
Valuation allowance	(214,259)
$-

Deferred tax assets have resulted primarily from the Company’s future deductible temporary differences.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion, or all, of the deferred tax asset may not be realized.  The Company’s ability to realize the deferred tax assets depends upon the generation of sufficient future taxable income to allow the utilization of the deductible temporary differences and tax planning strategies.  Management evaluates the reliability of the deferred tax assets and the need for a valuation allowance annually.  At this time, based on current facts and circumstances, potential benefit of the deferred tax assets has not been recognized in the consolidated financial statements because the Company cannot be assured it is more likely than not it will utilize the deferred tax assets in future years.  At March 31, 2008, the Company has a net operating loss carryforward of $55,673 that expires in 2028.

9.  GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $630,172 and further losses are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has plans to seek additional capital through private placements and public offerings of its common stock.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Item 2. Management's Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our", "our company" and “West Canyon” mean West Canyon Energy Corp. and our wholly owned subsidiary PetroSouth Energy Corp., a BVI company, unless otherwise indicated.

General Overview

We were incorporated in the state of Nevada on July 27, 2004 under the name Mobridge Explorations Inc.  On April 30, 2007, we changed our name to “PetroSouth Energy Corp.”.  In addition, effective April 30, 2007 we effected a 10 for one stock split of our authorized and issued and outstanding common stock. As a result, our authorized capital has increased from 75,000,000 shares of common stock with a par value of $0.001 to 750,000,000 shares of common stock with a par value of $0.001

Effective April 11, 2008, we completed a merger with our subsidiary, West Canyon Energy Corp.  As a result, we changed our name from “PetroSouth Energy Corp.” to “West Canyon Energy Corp.”  We changed the name of our company to better reflect the proposed future direction and business of our company.  The change of name became effective with the Over-the-Counter Bulletin Board at the opening for trading on April 11, 2008 under the new stock symbol “WCYO”.  Our new CUSIP number is 951736 107

On February 1, 2008, we entered into a formal farmout agreement with Transco Oil & Gas, Inc. relating to Transco’s leases on approximately 3,290 acres in Kern County, CA.  The plan under the farmout agreement is to drill the first test well in order to exploit the potential of two target horizons.  We will earn the entire interest in the properties once drilling is completed.

We are responsible for our pro rata share of the delay rentals on the leasehold.  Any additional leases to be acquired will be decided between both parties and costs to acquire new leases will be shared equally.

Transco will retain the 6% of the 8/8ths overriding royalty interests and 15% back-in working interests.  Transco will deliver to us, a 77% net revenue interest on the drill site acreage.  We will earn a 100% working interest in the first test well, which will become an 85% working interest.  We are responsible for 100% of the prospect acquisition, drilling, testing and completion costs for the first well.

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

On March 25, 2008, we entered into a letter of intent with Slope County Oil Company to acquire their existing leases in the Spring Creek Red River Prospect for the payment of $240,000 and $7,500 in geologist fees.

Plan of Operation and Cash Requirements

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

The total expenditures over the next 12 months required in order to meet our 12 month objective is expected to be $4,000,000.  From January 2008 to April 2008, we raised an aggregate of $1,550,000 by the issuance of promissory notes issued to Stealth Energy Ventures AG.  As at March 31, 2008 we have $229,012 in cash on hand and expect to raise the remaining $3,800,000 in the next 60 to 90 days. We anticipate that this additional funding will be in the form of equity financing from the sale of our common stock or loans. We do not currently have any arrangements in place for any future equity financing or loans.

We have no revenues, have experienced losses since inception, have only begun oil and gas exploration operations, have been issued a going concern opinion by our auditors and rely upon the sale of our securities to fund operations.

Our plan of operation for the next 12 months is to proceed with our exploration program as a result of our acquisition of PetroSouth Energy Corp. BVI. We are no longer pursuing exploration programs on our Chambers Township property. We discontinued payments under the Chambers Township option agreement, and it was terminated as of November 1, 2006.

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

Over the next 12 months we anticipate that we will incur the following cash requirements:

Expense	Amount
Advertising	$40,000
Rent	15,000
Office Expenses	15,000
Travel	35,000
Printing and Website	25,000
Salaries	150,000
Professional Fees	120,000
Exploration and Development Costs	3,600,000
Total	$4,000,000

Results Of Operations

Three month and Nine Month Summary ending March 31, 2008 and 2007

	Three Months Ended March 31				Nine Months Ended March 31
	2008		2007		2008		2007
Revenue	$	Nil	$	Nil	$	Nil	$	Nil
Operating Expenses		$158,611		$2,665		$482,087		$24,404
Interest Expense (Income)		$833	$	Nil		$(685)	$	Nil
Net Loss		$159,444		$2,665		$481,402		$24,404

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have entered into commercial production of oil and gas projects. We are currently in the exploration stage of our business and we can provide no assurances that we will discover commercially exploitable resources on our properties, or if such resources are discovered, that we will be able to enter into commercial production.

Expenses

Our operating expenses for the three month and nine month periods ended March 31, 2008 and March 31, 2007 are outlined in the table below:

	Three Months Ended March 31		Nine Months Ended March 31
	2008	2007	2008	2007
General & Administrative	$158,611	$2,665	$482,087	$24,404

Operating expenses for the nine months ended March 31, 2008, increased by 1,875% as compared to the comparative period in 2007 primarily as a result of increased general and administrative expenses, including public relations and professional fees due to the Company's increased operating activities in the oil and gas industry.

Equity Compensation

As of March 31, 2008, we had not adopted any equity compensation plans and no stock, options, or other equity securities were awarded to our executive officers.

Liquidity and Financial Condition

Working Capital
	At March 31, 2008	At June 30, 2007	Percentage Decrease
Current Assets	$638,625	$1,360,846	53.1%
Current Liabilities	$239,888	$249,116	3.7%
Working Capital	$398,737	$1,111,730	64.1%

Cash Flows
	Nine Months Ended March 31, 2008		Nine Months Ended March 31, 2007
Net Cash Used in Operating Activities		$659,810		$25,043
Net Cash Used in Investing Activities		$3,227,586	$	Nil
Net Cash Provided by Financing Activities		$4,050,300	$	Nil
Net Cash Provided by Shareholder loan	$	Nil		$25,000
Effect of Exchange Rate on Cash		$5,262	$	Nil
Increase / (Decrease) In Cash During The Period		$168,166		$(43)

The net increase that we incurred for the nine months ended March 31, 2008 compared with the nine months ended March 31, 2007 was largely due to cash provided by private equity and debt financing of approximately $4.0 million offset by net investing activities in oil and gas unproved interests of approximately $3.2 million as well as increased general and administrative costs of approximately $0.6 million.

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

Our significant accounting policies are disclosed in Note 2 to the quarterly financial statements included in our quarterly report for the three-month  and nine-month periods ended March 31, 2008.

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

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R). SFAS 141R defines a business combination as a transaction or other event in which an acquirer obtains control of one or more businesses. Under SFAS 141R, all business combinations are accounted for by applying the acquisition method (previously referred to as the purchase method), under which the acquirer measures all identified assets acquired, liabilities assumed, and noncontrolling interests in the acquiree at their acquisition date fair values. Certain forms of contingent consideration and certain acquired contingencies are also recorded at their acquisition date fair values. SFAS 141R also requires that most acquisition related costs be expensed in the period incurred. SFAS 141R is effective for us in January 2009. SFAS 141R will change our accounting for business combinations on a prospective basis.

Noncontrolling Interests

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (SFAS 160). SFAS 160 requires a company to recognize noncontrolling interests (previously referred to as “minority interests”) as a separate component in the equity section of the consolidated statement of financial position. It also requires the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated statement of income. SFAS 160 also requires changes in ownership interest to be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS 160 is effective for us in January 2009. We are currently evaluating the impact, if any, SFAS 160 will have on our financial position, results of operations and cash flows.

Derivative and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161). SFAS 161 requires a company with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and how derivative instruments and related hedged items affect a company's financial position, financial performance, and cash flows. SFAS 161 is effective for us in January 2009.

Going Concern

These financial statements have been prepared on a going concern basis. We have incurred losses since inception resulting in an accumulated deficit of $630,172 and further losses are anticipated in the development of our business, raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay liabilities arising from normal business operations when they come due.  Management has plans to seek additional capital through a private placement and public offering of our common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

We have not generated any revenues since our incorporation and we will continue to incur operating expenses without revenues until we are in commercial deployment. To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred net losses from inception to March 31, 2008 of $630,172. Our net cash used in operations for the nine months ended March 31, 2008 was $659,810. As of March 31, 2008 we had working capital of $398,737. We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that drilling and completion costs increase beyond our expectations; or we encounter greater costs associated with general and administrative expenses or offering costs. The occurrence of any of the aforementioned events could adversely affect our ability to meet our business plans. We cannot provide assurances that we will be able to successfully execute our business plan. These circumstances raise substantial doubt about our ability to continue as a going concern. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

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

Item 3. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer (our president and chief executive officer) and our principal accounting and financial officer (our chief financial officer) to allow for timely decisions regarding required disclosure.  In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of March 31, 2008, the end of the three month period year covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our president and chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On March 27, 2008, we issued a Convertible Promissory Note (the “Note”) to Stealth Energy Ventures AG (“Stealth”), in the amount of $300,000.  The Note is payable on March 10, 2010 and will accrue interest at the rate of 9%, which is paid semi-annually starting 180 days from the issuance of the Note.

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

On April 30, 2008, we entered into a convertible promissory note, dated for reference February 5, 2008, with Stealth Energy Ventures AG in the amount of $750,000.  The Note is payable on February 5, 2010 and will accrue interest at the rate of 9%, which is paid semi-annually starting 180 days from the issuance of the Note.

The outstanding principal amount of the Note is convertible by Stealth into common shares at a conversion rate based upon 100% of the average closing prices for the 10 trading days immediately preceding the conversion date.   We are able to replay the convertible promissory note at any time without penalty.

We issued the Note to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-B

Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our registration statement on form SB-2 filed on January 6, 2006)
3.2	Bylaws (incorporated by reference to our registration statement on form SB-2 filed on January 6, 2006)
3.3	Articles of Merger (incorporated by reference to our current report on Form 8-k filed on May 1, 2007)
3.4	Certificate of Change (incorporated by reference to our current report on Form 8-k filed on May 1, 2007)
3.5	Articles of Merger filed with the Nevada Secretary of State on March 27, 2008, effective April 11, 2008 (incorporated by reference to our current report on Form 8-k filed on April 11, 2008)
(10)	Material Contracts
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

10.4	Carbonera Exploration and Exploitation Contract (incorporated by reference to our current report, on Form 8-K filed on October 29, 2007)
10.5	Convertible Promissory Note dated January 17, 2008 (incorporated by reference to our current report, on Form 8-K filed on February 1, 2008)
10.6	Farmout Agreement “North Semitropic Prospect” dated February 1, 2008 (incorporated by reference to our current report, on Form 8-K filed on February 12, 2008)
10.7	March 25, 2008 letter of intent with Slope County Oil Company (incorporated by reference to our current report, on Form 8-K filed on April 3, 2008)
10.8	Convertible Promissory Note dated March 10, 2008 (incorporated by reference to our current report, on Form 8-K filed on April 3, 2008)
10.9	Convertible Promissory Note dated February 5, 2008 and entered into on April 30, 2008 (incorporated by reference to our current report, on Form 8-K filed on May 1, 2008)
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference to our annual report on Form 10-KSB filed on September 28, 2007)
(21)	Subsidiaries of the Small Business Issuer
21.1	PetroSouth Energy Corp. BVI, a British Virgin Islands corporation.
(31)	Section 302 Certifications
31.1*	CEO Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2*	CFO Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
(32)	Section 906 Certification
32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEST CANYON ENERGY CORP.

By: /s/ Fred Zaziski
Fred Zaziski
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:  May 14, 2008

By: /s/ Felipe Pimenta Barrios
Felipe Pimenta Barrios
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Date:  May 14, 2008