Form 10KSB
period 2008-06-30
WEST CANYON ENERGY CORP.
filed 2008-09-29
CIK 1343601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [               ] to [               ]

Commission file number 333-120682

WEST CANYON ENERGY CORP.
(Name of small business issuer in its charter)

Nevada	20-8756823
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

20333 State Highway 249, Suite 200 – 11
Houston TX	77070-26133
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (281) 378-1563

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

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
Yes [   ]   No [X]

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

73,266,667 common shares @ $0.09 (1) = $6,594,000.03

(1) Closing Stock Price on September 24, 2008.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 102,533,333 shares of common stock as at September 25, 2008

PART I

ITEM 1: DESCRIPTION OF BUSINESS

FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements as that term is defined in section 27A of the United States Securities Act of 1933, as amended, and section 21E of the United States Securities Exchange Act of 1934, as amended. These statements relate to future events or our future results of operation or future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “intends”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

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

As used in this annual report and unless otherwise indicated, the terms “we”, “us”, “our”, “our company” and “West Canyon” refer to West Canyon Energy Corp. and our wholly owned subsidiary PetroSouth Energy Corp., a BVI company, unless otherwise indicated.

Corporate Overview

We were incorporated on July 27, 2004 under the name Mobridge Explorations Inc. Since inception, we were a company primarily engaged in the acquisition and exploration of mineral properties. Pursuant to a mineral property option agreement dated July 6, 2005, we were granted an option to acquire a 100% undivided right, title and interest of a total of 15 mineral claim units, known as the Chambers Township claim block, located in the Sudbury Mining Division of Ontario, Canada. On November 1, 2006 the Mineral Property Agreement was terminated.

Because we had not discovered any economically viable mineral deposits on the Chambers Township claim block, we decided to change the direction of our exploration activities to oil and gas sectors. On April 30, 2007, we completed a merger with our subsidiary, PetroSouth Energy Corp. with PetroSouth Energy Corp. as the surviving corporation. Concurrently, our board of directors approved a 10 for one stock split of our authorized, issued and outstanding shares of common stock. As a result, our authorized capital increased from 75,000,000 shares of common stock with a par value of $0.001 to 750,000,000 shares of common stock with a par value of $0.001.

On October 2, 2007, we completed the acquisition of all the issued and outstanding common stock of PetroSouth Energy Corp. BVI pursuant to a share exchange agreement dated September 30, 2007 among our company, as purchaser, and all of the shareholders of PetroSouth Energy Corp. BVI, as vendors.

Effective April 11, 2008, we completed a merger with our subsidiary, West Canyon Energy Corp. As a result, we changed our name from “PetroSouth Energy Corp.” to “West Canyon Energy Corp.” We changed the name of our company to better reflect the proposed future direction and business of our company. The change of name became effective with the Over-the-Counter Bulletin Board at the opening for trading on April 11, 2008 under the new stock symbol “WCYO”. Our new CUSIP number is 951736 107

Current Business

Upon the completion of the acquisition of PetroSouth Energy Corp. BVI, we became an exploration stage company engaged in the exploration and production of oil and gas properties.

Our wholly owned subsidiary, PetroSouth Energy Corp. BVI, has participation stakes in three separate Colombian blocks representing 197,333 acres and potential reserves of 222.01 million barrels of oil (MMBO) cumulatively.

We currently have the following participation stakes:

Talora Exploration and Exploitation Contract dated September 16, 2006
(Southwest of Bogotá, Colombia)

We have a 20% participation stake in the Talora Exploration and Exploitation Contract southwest of Bogotá, Colombia. The Talora Exploration and Exploitation Contract was effective September 16, 2004 and has a surrender date of September 16, 2032. The operator and majority partner is Petroleum Equipment International with a 60% participation stake. Gran Tierra Energy, Inc., which purchased Argosy Energy International, has the remaining 20% participation stake. The 108,333-acre contiguous parcel of land contains five prospects with combined potential reserves of 209 million barrels of oil (MMBO). The Exploration and Exploitation Contract associated with the block was originally signed on September 16, 2004, providing for a 6 year exploration period and 28 year production period. The Talora contract area covers 108,336 acres and is located approximately 47 miles southwest of Bogota, Colombia. There are currently no reserves, as this is an exploration block. We commenced drilling on the Laura-1 exploration well on December 27, 2006 and it was subsequently plugged and abandoned in January 2007. Drilling of this well has fulfilled the commitment for the second exploration phase of the contract, ending December 31, 2006. The third exploration phase has begun and there is one commitment to drill a well associated with it. The property will be returned to the government upon expiration of the production contract. As a result, there will be no reclamation costs.

Buenavista Exploration and Production Contract dated November 8, 2004
(Northeast of Bogotá, Colombia)

We have a 16% participation stake in the Buenavista Exploration and Production Contract northeast of Bogotá, Colombia. The Buenavista Exploration and Production Contract was effective November 8, 2004 and has a surrender date of November 8, 2032. The operator and majority partner is UTO with an 84% participation stake. The 25,000-acre contiguous parcel of land contains the Bolivar field, the Bolivar prospect and three leads, representing with combined potential reserves of over 13 million barrels of oil (MMBO). The Bolivar Field represents potential reserves of 2.95 million barrels of oil. Included in the field is the La Luna formation, covering an area of 700 acres. The Exploration and Production Contract associated with the block was originally signed on November 8, 2004, providing for a 6 year exploration period and 28 year production period. The Buenavista contract area covers 25,000 acres and is located northeast of Bogota, Colombia. The Buenavista Block is located 38 miles northwest of Colombia’s largest oil fields, the Cusiana/Cupiagua complex. The Bolivar Field represents potential reserves of 2.95 million barrels of oil. Included in the field is the La Luna formation, covering an area of 700 acres. Our Bolivar 1 well is currently tapping the La Luna Reservoir at approximately 3,000 feet, while producing 90 barrels of oil per day and is still being tested to determine if commercial production can be achieved. We acquired the 16% participation in the Buenavista Exploration and Production Contract through an Assignment Agreement dated August 30, 2007.

Carbonera Exploration and Exploitation Contract dated October 2, 2007
(Northeast of Bogotá, Colombia)

We acquired a 6% share interest in the Carbonera Exploration and Exploitation Contract. The “Carbonera Contract” encompasses a 64,000 acre concession located northeast of Bogota near the Venezuelan border in the Catatumbo Basin region of northern Colombia. The 6% interest was acquired for US $420,000 and other considerations from Omega Energy Colombia, which is in partnership with our company on several other exploration concessions in Colombia. The operator of the Carbonera Contract is Well Logging Ltd and the concession is currently being evaluated for a combination of gas and condensate. (Gas: 4.0 MMCF/ Day and Condensate: 60 BBL/Day). Additional Wells are in the planning stage.

Kern County, CA Farmout Agreement

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

On June 16, 2008 we entered into an Assignment of Farmout Interest agreement between our company and Cobra Oil & Gas Company regarding the change in ownership of the Farmout Agreement dated February 1, 2008 between our company and Transco Oil & Gas Inc. and the 25% interest in the North Semitropic Prospect that we held as a result of that Farmout Agreement.

We assigned the Farmout Agreement and the 25% interest in the North Semitropic Prospect located in Kern County, California to Cobra Oil & Gas Inc. along with all rights, benefits and obligations stated therein. The consideration paid by Cobra for the assignment was the sum of $34,000.

Spring Creek Red River Prospect

On March 25, 2008 we entered into a letter of intent (“LOI”) with Slope County Oil Company to acquire their existing leases in the Spring Creek Red River Prospect for the payment of $240,000 and $7,500 in geologist fees.

Competition

We are an exploration-stage company engaged in the business of oil and gas exploration. We compete with other exploration-stage companies for financing from a limited number of investors that are prepared to make investments in junior oil and gas resource exploration companies. The presence of competing junior oil and gas exploration companies may impact on our ability to raise additional capital in order to fund our property acquisitions and exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the properties under investigation and the price of the investment offered to investors.

We also compete for oil and gas properties of merit with other exploration-stage companies. Competition could reduce the availability of properties of merit or increase the cost of acquiring additional oil and gas properties.

Many of the oil and gas exploration companies with whom we compete have greater financial and technical resources than we do. Accordingly, these competitors may be able to spend greater amounts on acquisitions of properties of merit and on exploration of their properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of resource properties. This competition could result in our competitors having resource properties of greater quality and interest to prospective investors who may finance additional exploration and to senior exploration companies that may purchase resource properties or enter into joint venture agreements with junior exploration companies. This competition could adversely impact our ability to finance property acquisitions and further exploration.

Compliance with Government Regulation

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

Research and Development

To date, execution of our business plan has largely focused on exploration of oil and gas resources on those properties subject to which we have a participation stake. We currently do not have any plan for research and development.

Intellectual Property

We do not have any intellectual property rights.

RISK FACTORS

Our business operations are subject to a number of risks and uncertainties, including, but not limited to those set forth below:

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

We have not generated any revenues since our incorporation and we will continue to incur operating expenses without revenues until we are in commercial deployment. To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred net losses from inception to June 30, 2008 of $1,123,739. Our net cash used in operations for the year ended June 30, 2008 was $1,228,365. As of June 30, 2008 we had working capital of $659,536. We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that drilling and completion costs increase beyond our expectations; or we encounter greater costs associated with general and administrative expenses or offering costs. The occurrence of any of the aforementioned events could adversely affect our ability to meet our business plans. We cannot provide assurances that we will be able to successfully execute our business plan. These circumstances raise substantial doubt about our ability to continue as a going concern. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

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

We have no history of revenues from operations and have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. The success of our company is significantly dependent on a successful acquisition, drilling, completion and production program. Our company’s operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

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

The majority of our projects are located in Colombia where oil and gas exploration activities may be affected in varying degrees by political and government regulations which could have a negative impact on our ability to continue our operations.

The majority of our projects in which we have participation stakes are located in Colombia. Exploration activities in Colombia may be affected in varying degrees by political instabilities and government regulations relating to the oil and gas industry. Any changes in regulations or shifts in political conditions are beyond our control and may adversely affect our business. Operations may be affected in varying degrees by government regulations with respect to restrictions on production, price controls, export controls, income taxes, expropriations of property, environmental legislation and safety. The status of Colombia as a developing country may make it more difficult for us to obtain any required financing for our projects. The effect of all these factors cannot be accurately predicted. Notwithstanding the progress achieved in restructuring Colombia political institutions and revitalizing its economy, the present administration, or any successor government, may not be able to sustain the progress achieved. While the Colombia economy has experienced growth in recent years, such growth may not continue in the future at similar rates or at all. If the economy of Colombia fails to continue its growth or suffers a recession, we may not be able to continue our operations in that country. We do not carry political risk insurance.

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

ITEM 2: DESCRIPTION OF PROPERTY

Executive Offices

We now maintain an executive office in Houston, Texas. We believe the space is adequate for our current needs and that suitable space will be available to accommodate our future needs. This lease is currently on a month to month contract at a cost of US $260.31 per month. In addition to our U.S. office, we also maintain a branch office through our wholly owned subsidiary PetroSouth Energy Corp. The lease is valid through March 2009 and renewable at our option at a cost of approximately $1,600 per month contingent upon exchange rates.

ITEM 3: LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders that have not been previously disclosed.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our shares of common stock are quoted for trading on the OTC Bulletin Board under the symbol WCYO.OB. Our transfer agent is Island Stock Transfer Inc., 100 Second Avenue South, Suite 104N, St. Petersburg, Florida 33701. We began trading on July 23, 2007. On September 24, 2008, the closing bid price for the common stock was $0.09.

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board(1)
Quarter Ended	High	Low
June 30, 2008	$0.68	$0.14
March 31, 2008	$1.37	$0.42
December 31, 2007	$2.33	$1.06
September 30, 2007	$2.02	$1.55
June 30, 2007	N/A	N/A
March 31, 2007	N/A	N/A
December 31, 2006	N/A	N/A
September 30, 2006	N/A	N/A
June 30, 2007	N/A	N/A

On September 25, 2008, the shareholders' list of our common shares showed 52 registered shareholders and 102,533,333 shares outstanding.

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

Equity Compensation Plan Information

We currently do not have any stock option or equity compensation plans or arrangements.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended June 30, 2008.

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

Overview

We have no revenues, have experienced losses since inception, have been issued a going concern opinion by our auditors and rely upon the sale of our securities to fund operations.

Our plan of operation for the next 12 months is to conduct exploration work on our properties.

Effective September 16, 2008, we, through our Colombian subsidiary, entered into a farm out agreement with Delavaco Energy Columbia Inc. Sucursal Columbia, a subsidiary of Delavaco Energy Inc., for the sale of our 16% participating interest in the Buenavista oil and gas property in Colombia. The total purchase price we are to receive for the sale is $4,000,000, of which $200,000 has been paid. The balance of $3,800,000 is to be paid on the earlier of (i) 30 days from a Liquidity Event by Delavaco (as defined the farm out agreement), or (ii) December 31, 2008.

The assignment of the Buenavista interest has been made as at the effective date of the agreement, with closing to occur on the date that the balance payment is made. In the event that the balance payment is not made within the time period required, the Buenavista interest will revert back to our company. The farm out agreement contains certain conditions precedent to closing that must be satisfied or waived prior to closing and as such we can provide no assurance that such conditions will be satisfied or waived as necessary.

Cash Requirements

We anticipate a cash requirement in the amount of $1,880,000 during the next 12 months, mostly for drill commitments, seismic, infrastructure costs and professional fees. Accordingly, we will require additional funds to implement our exploration and development programs. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable. We need to raise additional funds in the immediate future in order to proceed with our exploration program.

Over the next 12 months we anticipate that we will incur the following cash requirements:

Expense	Amount
Advertising	$25,000
Rent	15,000
Office Expenses	10,000
Travel	35,000
Printing and Website	25,000
Salaries	150,000
Professional Fees	120,000
Exploration and Development Costs	1,500,000
Total	$1,880,000

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

Employees

We currently do not anticipate any significant changes in the number of our employees. We currently have two employees.

Results of Operations for the year ended June 30, 2008 and 2007

		Year Ended
		June 30
		2008		2007
Revenue	$	Nil	$	Nil
Operating Expenses		$915,129		$110,974
Interest and Dividend (Income) Expense		$59,840	$	Nil
Net Loss		$(974,969)		$(110,974)

Revenue

We have not earned any revenues from operations since inception and we do not anticipate earning such revenues until such time as we have entered into commercial production of our oil and gas projects. We are currently in the exploration stage of our business and we can provide no assurances that we will discover commercially exploitable resources on our properties, or if such resources are discovered, that we will be able to enter into commercial production.

Expenses

Our operating expenses for the year ended June 30, 2008 and June 30, 2007 are outlined in the table below:

	Year Ended
	June 30
	2008	2007
General & Administrative	$915,129	$110,974

Operating expenses for the year ended June 30, 2008, increased by 724.63% as compared to the comparative period in 2007 primarily as a result of increased general and administrative expenses due to the Company's increased operating activities in the oil and gas industry.

Liquidity and Capital Resources

As of June 30, 2008, our total assets were $7,188,550 and our total liabilities were $2,020,022 and we had a working capital surplus of $659,536. Our financial statements report a net loss of $974,969 for the year ended June 30, 2008, and a net loss of $1,123,739 for the period from July 27, 2004 (date of incorporation) to June 30, 2008.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

The continuation of our business is dependent upon obtaining further financing, a successful program of exploration, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. As noted herein, we are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

Application Of Critical Accounting Policies

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

Financial Instruments

The carrying value of cash, accounts receivable, accounts payable, and accrued liabilities and loans from shareholder approximates their fair value because of the short maturity of these instruments.

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

As a result of the implementation of FIN 48, the Company experienced no impact on the consolidated financial statements. The Company files income tax returns in U.S. federal and U.S. state jurisdictions as well as in Colombia. For state tax returns, the Company is no longer subject to tax examinations for years prior to 1996.

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

As of June 30, 2008 and 2007, there were 32,633,333 and 1,600,000 warrants outstanding, respectively that were not included in the computation of diluted earnings (loss) per share because the effect would have been anti-dilutive.

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

Comprehensive Loss

Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. Adjustments resulting from the translation of the Company’s consolidated financial statements of $4,891 are recorded as accumulated other comprehensive income at June 30, 2008.

Recently Issued Accounting Standards

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

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, including interim periods within that fiscal year. We did not elect the fair value option for any of our existing financial instruments as of June 30, 2008 and we have not determined whether or not we will elect this option for financial instruments we may acquire in the future.

In December 2007, FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R). SFAS 141R defines a business combination as a transaction or other event in which an acquirer obtains control of one or more businesses. Under SFAS 141R, all business combinations are accounted for by applying the acquisition method (previously referred to as the purchase method), under which the acquirer measures all identified assets acquired, liabilities assumed, and noncontrolling interests in the acquiree at their acquisition date fair values. Certain forms of contingent consideration and certain acquired contingencies are also recorded at their acquisition date fair values. SFAS 141R also requires that most acquisition related costs be expensed in the period incurred. SFAS 141R is effective for us in January 2009. SFAS 141R will change our accounting for business combinations on a prospective basis.

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (SFAS 160). SFAS 160 requires a company to recognize noncontrolling interests (previously referred to as “minority interests”) as a separate component in the equity section of the consolidated statement of financial position. It also requires the amount of consolidated net income specifically attributable to the noncontrolling interests be identified in the consolidated statement of income. SFAS 160 also requires changes in ownership interest to be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS 160 is effective for us in January 2009. We are currently evaluating the impact, if any, SFAS 160 will have on our financial position, results of operations and cash flows.

In March 2008, FASB issued SFAS No. 161 “Disclosures about Derivative Investments and Hedging Activities” (SFAS 161). SFAS 161 requires a company with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. SFAS 161 is effective for us in January 2009.

ITEM 7: FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
West Canyon Energy Corp. and Subsidiary (formerly PetroSouth Energy Corp.)
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheet of West Canyon Energy Corp. and Subsidiary (An Exploration Stage Company) (the Company) as of June 30, 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended and for the cumulative period from inception (July 27, 2004) to June 30, 2008. The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the operating effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of West Canyon Energy Corp. and Subsidiary (An Exploration Stage Company) at June 30, 2008, and the consolidated results of operations and cash flows for the year then ended and for the cumulative period from inception (July 27, 2004) to June 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company has incurred losses since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfill its exploration activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weaver and Tidwell, L.L.P.

WEAVER AND TIDWELL, L.L.P.
Houston, Texas
September 29, 2008

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

/s/ Madsen & Associates CPA’s, Inc.
Madsen & Associates CPA’s, Inc.
Salt Lake City, Utah
September 27, 2007

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(formerly PetroSouth Energy Corp.)
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEET
(Stated in U.S. Dollars)

June 30, 2008

ASSETS

Current Assets

Cash	$99,445

Advances to Operators	662,585

Accounts Receivable	17,078

Prepaid Expenses	450

Total Current Assets	779,558

Unproved Interest	6,404,735

Equipment	4,257

Total Assets	$7,188,550

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable - Trade	$18,727

Accrued Interest Payable	59,871

Accrued Liabilities	34,784

Other Liabilities	6,340

Loans from Shareholder	300

Total Current Liabilities	120,022

Notes Payable	1,900,000

Total Liabilities	2,020,022

STOCKHOLDERS’ EQUITY

Common Stock

Authorized: 750,000,000 shares, par value $0.001

Issued and outstanding: 102,033,333 shares	102,033

Additional paid-in capital	6,185,343

Deficit Accumulated During the Exploration Stage	(1,123,739)

Accumulated Other Comprehensive Income	4,891

Total Stockholders' Equity	5,168,528

Total Liabilities and Stockholders' Equity	$7,188,550

The accompanying notes are an integral part of these statements.

WEST CANYON ENERGY CORP AND SUBSIDIARY
(formerly PetroSouth Energy Corp.)
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

	Cumulative
	Period
	from Inception,	Year	Year
	July 27, 2004	Ended	Ended
	to June 30,	June 30,	June 30,
	2008	2008	2007

Revenue	$-	$-	$-

Operating Expenses
General & Administrative	1,063,899	915,129	110,974
Total Operating Expenses	1,063,899	915,129	110,974
Net Loss from Operations	(1,063,899)	(915,129)	(110,974)
Interest Income (Expense)			-
	(59,840)	(59,840)
Loss Before Income Taxes	(1,123,739)	(974,969)	(110,974)
Income Taxes	-	-	-
Net loss	(1,123,739)	(974,969)	(110,974)
Foreign Currency Translation	4,891	4,891	-
Comprehensive loss	$(1,118,848)	$(970,078)	$(110,974)

Basic and Diluted loss per
share		$(0.01)	$(0.00)

Number of common shares
used in computation		92,821,129	67,230,556

The accompanying notes are an integral part of these statements.

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(formerly PetroSouth Energy Corp.)
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

	Cumulative	Year	Year
	Period	Ended	Ended
	from Inception,	June 30,	June 30,
	July 27, 2004	2008	2007
	to June 30, 2008
Operating Activities
Net loss	$(1,123,739)	$(974,969)	$(110,974)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,010	2,010	0
Non-cash payment of compensation	315,000	315,000	0
Advances to operators and receivables	(636,711)	(636,711)	0
Accounts payable and accrued liabilities	115,421	66,305	46,777
Net Cash Used in Operating Activities	(1,328,019)	(1,228,365)	(64,197)

Investing Activities
Unproved interests	(2,089,283)	(2,089,283)	0
Acquisition, net of cash acquired	401,056	401,056	0
Loans to affiliated company	(2,750,000)	(1,450,000)	(1,300,000)
Net Cash Used in Investing Activities	(4,438,227)	(3,138,227)	(1,300,000)

Financing Activities
Proceeds from issuance of common stock	3,935,500	2,700,000	1,200,000
Advances from shareholder	200,000	0	200,000
Shareholder loan	25,000	0	25,000
Proceeds from convertible debt	1,900,000	1,900,000	0
Repayments of advances from shareholder	(199,700)	(199,700)	0
Net Cash Provided by Financing Activities	5,860,800	4,400,300	1,425,000
Effect of exchange rate on cash	4,891	4,891	0
Increase In Cash During The Period	99,445	38,599	60,803

Cash, Beginning Of Period	0	60,846	43

Cash, End Of Period	$99,445	$99,445	$60,846

Supplemental disclosure of noncash investing activities:
Shareholder loan contributed to capital in May 2007	$25,000	$-	$25,000
Acquisition of PetroSouth Energy Corp BVI:
Issuance of 28,266,666 shares of common stock	$2,011,876	$2,011,876	$-
Forgiveness of demand loans receivable from
affiliated company	$2,750,000	$2,750,000	$-

The accompanying notes are an integral part of these statements.

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(formerly PetroSouth Energy Corp.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
PERIOD FROM JULY 27, 2004 (INCEPTION) TO JUNE 30, 2008

				DEFICIT
				ACCUMULATED	ACCUMULATED
			ADDITIONAL	DURING THE	OTHER
	COMMON STOCK		PAID-IN	EXPLORATION	COMPREHENSIVE
	SHARES	AMOUNT	CAPITAL	STAGE	INCOME	TOTAL

Balance July 27, 2004 (date of Inception)	-	$-	$-	$-		$-

Issuance of Common Stock for cash at
$.001, January 2005	55,000,000	55,000	(49,500)	-		5,500

Issuance of Common Stock for cash at
$.001, June 2005	12,000,000	12,000	-	-		12,000

Issuance of Common Stock for cash at
$.20, September 2005	900,000	900	17,100	-		18,000

Net Loss				(37,796)		(37,796)
Balance, June 30, 2006	67,900,000	$67,900	$(32,400)	$(37,796)		$(2,296)

Issuance of Common Stock for cash at
$.75, May 2007	266,667	267	199,733	-		200,000

Shareholder Loan Contributed to Capital
May 2007			25,000	-		25,000

Issuance of Common Stock for cash at
$.75, June 2007	1,333,333	1,333	998,667	-		1,000,000

Net Loss				(110,974)		(110,974)
Balance, June 30, 2007	69,500,000	$69,500	$1,191,000	$(148,770)		$1,111,730

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(formerly PetroSouth Energy Corp.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
PERIOD FROM JULY 27, 2004 (INCEPTION) TO JUNE 30, 2008

Issuance of Common Stock for cash at
$1.00, August 2007	1,500,000	1,500	1,498,500	-		1,500,000
Issuance of Common Stock for cash at
$.75, May 2007; closed September 2007	266,667	267	199,733	-		200,000
Issuance of Common Stock at $0.07 for
all
of the issued and outstanding common
shares of PetroSouth Energy Corp. BVI,
October 2, 2007	28,266,666	28,266	1,983,610	-		2,011,876
Issuance of Common Stock for cash at
$1.00, October 11, 2007	500,000	500	499,500	-		500,000
Issuance of Common Stock for cash at
$1.00, November 28, 2007	500,000	500	499,500	-		500,000
Issuance of Common Stock for services
$1.00, June 23, 2008	1,500,000	1,500	313,500			315,000
Net Loss				(974,969)		(974,969)
Comprehensive Income					4,891	4,891
Balance, June 30, 2008	102,033,333	$102,033	$6,185,343	$(1,123,739)	4,891	$5,168,528

The accompanying notes are an integral part of these statements.

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(formerly PetroSouth Energy Corp.)
(An Exploration Stage Company)

1.      ORGANIZATION

The Company was incorporated in the State of Nevada on July 27, 2004 under the name of Mobridge Explorations, Inc. The Company is an Exploration Stage Company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7. Effective April 30, 2007 the Company completed a merger with its’ subsidiary PetroSouth Energy Corp. As a result the Company name was changed from Mobridge Explorations Inc. to PetroSouth Energy Corp. During the year ended June 30, 2007, the Company abandoned the mineral property located in the Province of Ontario, Canada and focused its effort on expanding its operations in the oil and gas industry through additional equity financing and the acquisition of a company engaged in the oil and gas industry. On October 2, 2007 the Company completed the acquisition of all of the issued and outstanding common stock of PetroSouth Energy Corp. BVI, a privately-owned British Virgin Islands corporation engaged in oil and gas exploration, pursuant to a share exchange agreement entered into with PetroSouth Energy Corp. BVI and its shareholders on September 30, 2007. The Company currently has participation stakes in three separate Colombian blocks representing 197,333 acres. As a result of the share purchase transaction, PetroSouth Energy Corp. BVI is now a wholly-owned subsidiary of the Company, and the Company has become an oil and gas exploration and development company. All operations and efforts of the Company are focused in the oil and gas industry and are subject to the related risks of the industry.

Effective April 11, 2008, the Company completed a merger with its’ subsidiary, West Canyon Energy Corp. As a result, the Company name was changed from PetroSouth Energy Corp. to West Canyon Energy Corp.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)           Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company’s fiscal year end is June 30.

b)           Principles of Consolidation

The consolidated financial statements include the accounts of the Company’s subsidiary. PetroSouth Energy Corp. BVI is a wholly owned subsidiary acquired in October 2007. All intercompany transactions are eliminated upon consolidation. Management does not believe the Company to be the primary beneficiary of an entity, nor does Management believe the Company to hold any variable interests.

c)           Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

d)           Concentration of Credit Risk

The Company’s financial instruments exposed to concentrations of credit risk consist primarily of cash deposits held by financial institutions. Cash is maintained at two financial institutions. The Companies place cash deposits with highly rated financial institutions located both in the United States and Colombia. At times, cash balances held in financial institutions in the United States may be in excess of FDIC insurance limits. Balances held in Colombia are not subject to FDIC protection. The Company believes the financial institutions are financially strong and the risk of loss is minimal. The Company has not experienced any losses with respect to the related risks and does not believe its exposure to such risk is more than nominal.

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

e)           Use of Estimates and Assumptions

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

f)           Financial Instruments

The fair values of financial instruments, which include cash, accounts receivable, advances to operators, accounts payable, accrued liabilities, loan from shareholder and convertible debentures approximate their carrying values due to the relatively short maturity of these instruments.

g)           Accounting for Oil and Gas Properties

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

h)           Income Taxes

Potential income tax benefits are not recognized in the accounts until realization is more likely than not. The Company adopted SFAS No. 109, Accounting for Income Taxes, as of its inception.

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Pursuant to SFAS No. 109 the Company is required to compute deferred tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these consolidated financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years

i)           Uncertainty in Income Taxes

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

As a result of the implementation of FIN 48, the Company experienced no impact on the consolidated financial statements. The Company files income tax returns in U.S. federal and U.S. state jurisdictions as well as in Colombia. For state tax returns, the Company is no longer subject to tax examinations for years prior to 1996.

j)           Basic and Diluted Net Loss Per Share

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

As of June 30, 2008 and 2007, there were 32,633,333 and 1,600,000 warrants outstanding, respectively that were not included in the computation of diluted earnings (loss) per share because the effect would have been anti-dilutive.

As of June 30, 2008 and 2007, there were $1,900,000 and $0 of convertible notes outstanding, respectively that were not included in the computation of diluted earnings (loss) per share because the effect would have been anti-dilutive.

k)           Stock Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

l)           Foreign Currency Translation Adjustments

The U.S. dollar is the functional currency for the Company’s consolidated operations except its Colombian subsidiary, which uses the Colombian peso as the functional currency. The Company’s U.S. operations and Colombian operations do not engage in transactions in currencies other than their functional currencies . As such, the Company had no earnings impact from foreign currency transaction gains and losses. The assets and liabilities of the Company’s Colombian subsidiary are translated into U.S. dollars based on the current exchange rate in effect at the balance sheet date. Colombian income and expenses are translated at average rates for the periods presented. Translation adjustments have no effect on net income and are included in accumulated other comprehensive income in stockholders’ equity. The Company has an immaterial deferred tax liability due to a translation gain of $4,891.

m)           Comprehensive Loss

Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. Adjustments resulting from the translation of the Company’s consolidated financial statements of $4,891 are recorded as accumulated other comprehensive income at June 30, 2008.

n)           Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 is intended to improve financial reporting by indentifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”.

In March 2008, FASB issued SFAS No. 161 “Disclosures about Derivative Investments and Hedging Activities” (SFAS 161). SFAS 161 requires a company with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. SFAS 161 is effective for us in January 2009.

In December 2007, FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R). SFAS 141R defines a business combination as a transaction or other event in which an acquirer obtains control of one or more businesses. Under SFAS 141R, all business combinations are accounted for by applying the acquisition method (previously referred to as the purchase method), under which the acquirer measures all identified assets acquired, liabilities assumed, and noncontrolling interests in the acquiree at their acquisition date fair values. Certain forms of contingent consideration and certain acquired contingencies are also recorded at their acquisition date fair values.

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

SFAS 141R also requires that most acquisition related costs be expensed in the period incurred. SFAS 141R is effective for us in January 2009. SFAS 141R will change our accounting for business combinations on a prospective basis.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, including interim periods within that fiscal year. We did not elect the fair value option for any of our existing financial instruments as of June 30, 2008 and we have not determined whether or not we will elect this option for financial instruments we may acquire in the future.

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

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

3.      BUSINESS COMBINATIONS

On September 30, 2007, the Company entered into a share exchange agreement with PetroSouth Energy Corp., a private British Virgin Islands corporation (“PetroSouth Energy Corp. BVI”) and the former shareholders of PetroSouth Energy Corp. BVI. The closing of the transactions contemplated in the share exchange agreement and the acquisition of all of the issued and outstanding common stock in the capital of PetroSouth Energy Corp. BVI occurred on October 2, 2007.

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

The total consideration for the acquisition was $4,761,876, which is comprised of common stock issued to the nominee of the former shareholders of PetroSouth Energy Corp. BVI of

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

3.      BUSINESS COMBINATIONS (continued)

$2,011,876, as well as the foregiveness of demand notes receivable from PetroSouth Energy Corp. BVI in the amount of $2,750,000 upon completion of the merger.

The primary reason for the acquisition was to acquire the participation stakes in three separate Colombian blocks representing 133,333 acres and unproved prospects. The Company now has a 20% participation stake in the 108,333 acre Talora Block that lies just southwest of Bogotá, Colombia. The Company also has a 16% participation stake in the 25,000 acre Buenavista Block that lies just northeast of Bogotá, Colombia. As a result of this transaction, the bulk of the Company’s oil and gas properties and all related operations are located in Bogota, Colombia as of June 30, 2008. Certain statutory licensing requirements may limit the Company’s ability to exercise full ownership rights until the licenses are granted by the Colombian government.

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
4,761,876

The consolidated statement of operations for the twelve month period ended June 30, 2008 includes activity of the acquired company since the date of acquisition.

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

The unaudited pro forma financial information for the twelve months ended June 30, 2008 combines the historical results for the Company for the twelve months ended June 30, 2008 and the historical results for PetroSouth Energy Corp. BVI for the twelve months ended June 30, 2008:

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

3.      BUSINESS COMBINATIONS (Continued)

West Canyon Energy Corp. And Subsidiary
PROFORMA – 12 MONTHS

	Twelve Months ended June 30, 2008
		PetroSouth Energy
	West Canyon	Corp		Pro Forma
	Energy Corp	BVI (1)	Adjustments	Combined

Revenue	$-	$-		$-
Operating Expenses
General & Administrative	697,030	296,519		993,549
Total Operating Expenses	697,030	296,519	-	993,549
Net Loss from Operations	(697,030)	(296,519)	-	(993,549)

Interest Income (Expense)	(58,842)	2,622		(56,220)

Loss Before Income Taxes	(755,872)	(293,897)	-	(1,049,769)
Income Taxes	-	-		-
Net loss	$(755,872)	$(293,897)	$-	$(1,049,769)
Basic and Diluted Loss per share	(0.01)			(0.01)
Number of Common Shares used in
Computation	71,739,709		28,266,666	100,006,375

(1)	Represents the income statement of PetroSouth Energy Corp. BVI for the twelve month period ending June 30, 2008.

4.      UNPROVED INTEREST

On March 25, 2008, the Company entered into a letter of intent (“LOI”) with Slope County Oil Company to acquire their existing leases in the Spring Creek Red River Prospect for a payment of $240,000 and $7,500 in geologist fees. The Company will acquire 4,800 acres of property in North Dakota.

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

5.      CONVERTIBLE NOTES PAYABLE

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

On February 5, 2008, the Company issued a Convertible Promissory Note (“Note 2”) to Stealth Energy Ventures AG (“Stealth”), in the amount of $750,000. Note 2 is payable on February 5, 2010 and will accrue interest at the rate of 9%, which is paid semi-annually starting 180 days from the issuance of the Note 2. The outstanding principal amount of Note 2 is convertible by Stealth into common shares at a conversion rate based upon 100% of the average closing prices for the 10 trading days immediately preceding the conversion date. Note 2 is secured against substantially all the assets of the Company.

On March 10, 2008, the Company issued a Convertible Promissory Note (“Note 3”) to Stealth Energy Ventures AG (“Stealth”), in the amount of $300,000. Note 3 is payable on March 10, 2010 and will accrue interest at the rate of 9%, which is paid semi-annually starting 180 days from the issuance of the Note 3. The outstanding principal amount of Note 3 is convertible by Stealth into common shares at a conversion rate based upon 100% of the average closing prices for the 10 trading days immediately preceding the conversion date. Note 3 is secured against substantially all the assets of the Company.

On June 2, 2008, the Company issued a Convertible Promissory Note (“Note 4”) to Stealth Energy Ventures AG (“Stealth”), in the amount of $350,000. Note 4 is payable on June 2, 2010 and will accrue interest at the rate of 9%, which is paid semi-annually starting 180 days from the issuance of the Note 4. The outstanding principal amount of Note 4 is convertible by Stealth into common shares at a conversion rate based upon 100% of the average closing prices for the 10 trading days immediately preceding the conversion date. Note 4 is secured against substantially all the assets of the Company.

The Company’s convertible notes payable are due in 2010 and will require total payments of $1.9 million upon maturity.

6.      COMMON STOCK

During the period from July 27, 2004 (Inception) to June 30, 2008, the Company issued 102,033,333 shares of common stock for total cash proceeds of $3,935,500.

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

6.      COMMON STOCK (continued)

Effective April 30, 2007 the Company effected a 10 for one stock split of its’ authorized, issued and outstanding common stock. As a result, its’ authorized capital increased from 75,000,000 shares of common stock with a par value of $0.001 to 750,000,000 shares of common stock with a par value of $0.001.

At June 30, 2008, the Company had the following outstanding non-transferable warrants, all of which were issued in conjunction with the private placement of certain common shares:

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

266,667 share purchase warrants exercisable into one common share at a price of US $1.25 per warrant until September 21, 2010

28,266,666 share purchase warrants exercisable into one common share at a price of US $1.25 per warrant until October 2, 2010

500,000 share purchase warrants exercisable into one common share at a price of US $1.50 per warrant until October 11, 2010

500,000 share purchase warrants exercisable into one common share at a price of US $1.50 per warrant until November 28, 2010

At June 30, 2008, no warrants have been exercised and all warrants were out of the money. The warrants are exercisable upon issuance for a term of thirty-six months.

7.      STOCK BASED COMPENSATION

During 2008, certain members of management were granted shares of common stock (the “Shares”) as compensation for services provided to the Company. The Shares were fully vested at grant date. The Shares have all ordinary and normal rights of other shares of common stock of the Company. The fair value of the Shares on the date of the grant is expensed over the applicable vesting period.

The Company estimates the fair value of equity awards based on the closing price on the grant date of the share. The following table presents a summary of the Company’s unvested Shares as of June 30, 2008, including changes from grant date to June 30, 2008.

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

7.      STOCK BASED COMPENSATION  (continued)

	Equity Unit	Grant-Date
Equity Awards	Awards	Fair Value

Granted	1,500,000	$315,000
Vested
	(1,500,000)	(315,000)
Forfeited	-	-

Unvested at June 30, 2008	-	$-

The aggregate fair value of the Shares that vested during 2008 was $315,000. As of June 30, 2008, the Company’s unrecognized compensation cost related to unvested Shares was $0.

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

The provision (benefit) for income taxes consists of the following for the year ended June 30, 2008 and 2007:

	2008	2007

Current	$-	$-
Deferred	-	-
State	-	-

Total benefit	$-	$-

A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

Computed tax at the federal statutory rate of 34%	$(331,489)	$(37,731)
Valuation allowance changes affecting the provision for income taxes	331,489	37,731
Total benefit	$-	$-
Effective income tax rate	0%	0%

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

8.      INCOME TAXES (continued)

The tax effect of temporary differences which give rise to significant portions of deferred tax assets or liabilities at June 30, 2008 are as follows:

Deferred tax asset, current	$-

Deferred tax asset, noncurrent
Net operating loss carry forward	18,929
Amortizable assets	363,142

Deferred tax liability, noncurrent	-

Total net deferred tax asset, noncurrent	382,071

Total net deferred tax asset	382,071
Valuation allowance	(382,071)
$-

Deferred tax assets have resulted primarily from the Company’s future deductible temporary differences. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion, or all, of the deferred tax asset may not be realized. The Company’s ability to realize the deferred tax assets depends upon the generation of sufficient future taxable income to allow the utilization of the deductible temporary differences and tax planning strategies. Management evaluates the reliability of the deferred tax assets and the need for a valuation allowance annually. At this time, based on current facts and circumstances, potential benefit of the deferred tax assets has not been recognized in the consolidated financial statements because the Company cannot be assured it is more likely than not it will utilize the deferred tax assets in future years. At June 30, 2008, the Company has a net operating loss carry forward of $55,673 that expires in 2028. The Company had no uncertain tax positions as of June 30, 2008.

9.      COMMITMENTS

On April 2, 2007, the Company entered into a lease agreement for office space in Colombia for a 1 year term. On April 2, 2008, the lease automatically renewed for another 1 year term. At June 30, 2008, the Company’s future minimum lease payments under the lease are $14, 508 for the year ended June 30, 2009.

The Company also has a lease in place for office space in the U.S., which is on a month-to-month term, at a rate of $260.31 per month.

10.   GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $1,123,739 and further losses are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through private placements and public offerings of its common stock. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

11.   SUBSEQUENT EVENTS

Effective September 16, 2008 the Company, through their Colombian subsidiary, entered into a farm out agreement with Delavaco Energy Colombia Inc. Sucursal Colombia, a subsidiary of Delavaco Energy Inc., for the sale of the Company’s 16% participating interest in its Buenavista oil and gas property in Colombia. The total purchase price the Company is to receive for the sale is $4,000,000, of which $200,000 has been paid. The balance of $3,800,000 is to be paid on the earlier of (i) 30 days from a Liquidity Event by Delavaco (as defined the farm out agreement), or (ii) December 31, 2008.

The assignment of the Buenavista interest has been made as at the effective date of the agreement, with closing to occur on the date that the balance payment is made. In the event that the balance payment is not made within the time period required, the Buenavista interest will revert back to the Company. The farm out agreement contains certain conditions precedent to closing that must be satisfied or waived prior to closing and as such the Company can provide no assurance that such conditions will be satisfied or waived as necessary.

On July 2, 2008, Fred Zaziski resigned as Chairman, President and Director of West Canyon Energy Corp.

On July 2, 2008, the Company entered into a consulting agreement (the “Agreement”) with Summit Consulting Limited to retain the services of Shane Reeves as President and Director of the Company. Pursuant to the terms of the Agreement, the Company has agreed to pay monthly management fees of $8000 as compensation for the services to be rendered to the Company. In addition, the Agreement provides for the issuance of 500,000 shares of common stock upon entering into the Agreement and upon each annual renewal of the agreement.

On July 22, 2008, the Company approved the issuance of 500,000 shares of common stock to Shane Reeves pursuant to the terms of the Agreement.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A(T): CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of June 30, 2008, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of June 30, 2008, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

This annual report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the year ended June 30, 2008 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B: OTHER INFORMATION

None.

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

Name	Position Held with our Company	Age	Date First Elected or Appointed
Shane Reeves	Chairman, President and Director	34	July 2, 2008
Felipe Pimienta Barrios	Chief Financial Officer, Treasurer and Director	32	March 28, 2007

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person's principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Shane Reeves

Shane Reeves has been actively involved in the oil and gas industry over the last eight years where he has held executive positions in both private and public oil and gas companies. Shane is currently a partner in a Houston based, oil and gas fund, which provides acquisition and developmental financing to North American energy companies.

Shane is also the Founder and General Partner of Denver based Omni Capital, where he has served as a consultant to numerous oil and gas companies in raising capital for the development of proven properties as well as identifying new acquisition opportunities with proven reserves and potential upside.

Prior to that, Shane has held the position of Vice President of Investments with a New York based investment banking firm and Account Executive with Morgan Stanley in Denver, Colorado.

Shane will continue to use his experience in identifying opportunities through stringent reserve and economic analysis and strive to increase West Canyon shareholder value.

Shane attended the University of Nebraska and is pursuing his MBA.

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

Family Relationships

There are no family relationships among our directors or officers.

Code of Ethics

Effective September 12, 2007, our company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company's president (being our principal executive officer) and our company's chief financial officer (being our principal financial and accounting officer and controller), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

1.	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2.

full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

3.	compliance with applicable governmental laws, rules and regulations;

4.	the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

5.	accountability for adherence to the Code of Business Conduct and Ethics.

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

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by our directors.

Our company does not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. The directors believe that, given the early stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. Our directors assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

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

We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The directors of our company do not believe that it is necessary to have an audit committee because our company believes that the functions of an audit committee can be adequately performed by our board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

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

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended June 30, 2008, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Required Forms
Fred Zaziski	1[1]	1[1]	N/A
Felipe Pimienta Barrios	N/A	N/A	N/A
Shane Reeves	1[2]	1[2]	N/A

1 Mr. Zaziski was late filing a Form 4.
2 Mr. Reeves was late filing a Form 3.

ITEM 10: EXECUTIVE COMPENSATION

Executive Compensation

The particulars of compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended June 30, 2008; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the year ended June 30, 2008, who we will collectively refer to as our named executive officers, of our company for the years ended June 30, 2008 and 2007, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation does not exceed $100,000 for the respective fiscal year: The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended June 30, 2008.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensati on ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensati on ($)	Total ($)
Shane Reeves(1) President and Chief Executive Officer	2008 2007	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A
Fred Zaziski(2) Former President, Secretary and CEO	2008 2007	Nil Nil	Nil Nil	105,000 Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	105,000 Nil
Felipe Pimenta Barrios(3) CFO and Treasurer	2008 2007	Nil Nil	31,000 Nil	105,000 Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	136,500 Nil
Gurmunder Manhass(4) Former President	2008 2007	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil
Victor Rafuse(4) Former Secretary	2008 2007	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil

(1)	Mr. Reeves was appointed as our President, Chief Executive Officer, Chairman and Director on July 2, 2008.
(2)	Mr. Zaziski was appointed as our President, CEO and Director on March 28, 2007 and resigned as our President, CEO and Director on July 2, 2008.
(3)	Mr. Barrios became our CFO and Treasurer on March 28, 2007.
(4)	Mr. Manhas and Mr. Rafuse resigned as directors and officers on March 29, 2007.

Effective July 2, 2008, we entered into a consulting agreement with Summit Consulting Limited to retain the services of Shane Reeves as president and director of our company. Pursuant to the terms of the consulting agreement, we have agreed to pay monthly management fees of $8,000, as compensation for the services to be rendered to our company. In addition, the consulting agreement provides for the issuance of 500,000 shares of common stock upon our entering into the consulting agreement and the issuance of 500,000 shares of common stock upon each annual renewal of the consulting agreement.

Stock Option Plan

Currently, our company does not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Stock Options and Stock Appreciation Rights

From the date of inception and up to June 30, 2008, we did not grant any stock options or stock appreciation rights to any of our directors or officers and there were no stock options or stock appreciation rights outstanding on June 30, 2008.

On June 23, 2008, we approved the issuance of an aggregate of 1,500,000 shares of our common stock to directors, officers and staff of our company for services rendered in lieu of cash payment.

Director Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings. We did not pay any other director’s fees or other cash compensation for services rendered as a director for the year ended June 30, 2008. We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of the directors or executive officers of our company or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS.

The following table sets forth, as of September 25, 2008, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
Felipe Pimenta Barrios Calle 137 #55A-52 Apt. 204 Barrio Colina Campestre, Edificio Oikos Colina, Bogota Colombia	common stock	500,000	0.488%
Shane Reeves 20333 State Highway 249, Suite 200-113, Houston, TX 77070	common stock	500,000	0.488%
Johann Roland Vetter 189 Talisman Ave Vancouver, British Columbia V5Y 2L6	common stock	28,266,666	27.568%
Directors and Executive Officers as a Group (2 person)	common stock	1,000,000	0.976%

(1)

Based on 102,533,333 shares of common stock issued and outstanding as of September 25, 2008. Except as otherwise indicated, we believe that the beneficial owner of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Equity Compensation Plan Information

As at June 30, 2008, we do not have any equity compensation plans in place.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as described below, no director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the year ended June 30, 2008, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last three completed fiscal years.

Corporate Governance

We currently act with two directors and two executive officers. We have determined that none are “independent directors” as defined in NASDAQ Marketplace Rule 4200(a)(15).

We do not have a standing audit, compensation or nominating committee, but our entire board of directors acts in such capacities. We believe that the our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The directors of our company do not believe that it is necessary to have a standing audit, compensation or nominating committee because we believe that the functions of such committees can be adequately performed by our directors. In addition, we believe that retaining one or more directors who would qualify as independent in accordance with Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact the we have not generated any revenues from operations to date.

ITEM 13: EXHIBITS AND REPORTS

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

10.4	Carbonera Exploration and Exploitation Contract (incorporated by reference to our current report, on Form 8-K filed on October 29, 2007)

10.5	Convertible Promissory Note dated January 17, 2008 (incorporated by reference to our current report, on Form 8-K filed on February 1, 2008)

10.6	Farmout Agreement “North Semitropic Prospect” dated February 1, 2008 (incorporated by reference to our current report, on Form 8-K filed on February 12, 2008)

10.7	March 25, 2008 letter of intent with Slope County Oil Company (incorporated by reference to our current report, on Form 8-K filed on April 3, 2008)

10.8	Convertible Promissory Note dated March 10, 2008 (incorporated by reference to our current report, on Form 8-K filed on April 3, 2008)

10.9	Convertible Promissory Note dated February 5, 2008 and entered into on April 30, 2008 (incorporated by reference to our current report, on Form 8-K filed on May 1, 2008)

10.10	Convertible Promissory Note dated June 2, 2008 (incorporated by reference to our current report, on Form 8-K filed on June 9, 2008)

10.11	Assignment of Farmout Interest dated June 16, 2008 (incorporated by reference to our current report, on Form 8-K filed on June 26, 2008)

10.12	Consulting agreement between our company and Summit Consulting Limited dated effective the 2nd day of July 2008 (incorporated by reference to our current report, on Form 8-K filed on July 29, 2008)

(14)	Code of Ethics

14.1	Code of Ethics (incorporated by reference to our annual report on Form 10-KSB filed on September 28, 2007)

(21)	Subsidiaries of the Small Business Issuer

21.1	PetroSouth Energy Corp. BVI, a British Virgin Islands corporation.

(31)	Section 302 Certifications

31.1*	CEO Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	CFO Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

(32)	Section 906 Certification

32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* filed herewith

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Assurance Related Fees

The aggregate fees billed by our principal accountant for professional services rendered for the audit and assurance related services related to our annual financial statements included in this annual report on Form 10-KSB for and and quarterly financial statements the fiscal year ended June 30, 2008 were $74,568 and for the fiscal year ended June 30, 2007 were $9,150.

Tax Fees

For the fiscal years ended June 30, 2008 and June 30, 2007, the aggregate fees billed for tax compliance, by our principal accountant were $6,900 and $250, respectively.

All Other Fees

For the fiscal years ended June 30, 2008 and June 30, 2007, the aggregate fees billed by our principal accountant for other non-audit professional services, other than those services listed above, totaled $0 and $0.

Our board of directors, who acts as our audit committee, has adopted a policy governing the pre-approval by the board of directors of all services, audit and non-audit, to be provided to our company by our independent auditors. Under the policy, the board or directors has pre-approved the provision by our independent auditors of specific audit, audit related, tax and other non-audit services as being consistent with auditor independence. Requests or applications to provide services that require the specific pre-approval of the board of directors must be submitted to the board of directors by the independent auditors, and the independent auditors must advise the board of directors as to whether, in the independent auditor's view, the request or application is consistent with the Securities and Exchange Commission's rules on auditor independence.

The board of directors has considered the nature and amount of the fees billed by our principal accountant and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining the independence of our principal accountant.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEST CANYON ENERGY CORP.

By: /s/ Shane Reeves
Shane Reeves
President and CEO
Principal Executive Officer
Date: September 29, 2008.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Felipe Pimenta Barrios
Felipe Pimenta Barrios
Chief Financial Officer and Director
Principal Financial Officer
Date: September 29, 2008.