Form 10-Q
period 2008-09-30
WEST CANYON ENERGY CORP.
filed 2008-11-14
CIK 1343601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

Commission File Number 333-120682

WEST CANYON ENERGY CORP.
(Exact name of registrant as specified in its charter)

Nevada	20-8756823
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

20333 State Highway 249, Suite 200 –11 Houston TX	77070-26133
(Address of principal executive offices)	(Zip Code)

281.378.1563
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[ X ] YES    [    ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer”and “smaller reporting company”in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
[   ] YES  [ X ] NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
[   ] YES [   ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
20,506,667 common shares issued and outstanding as of November 7, 2008

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	2008	2008
	(UNAUDITED)	(AUDITED)

ASSETS
Current Assets
Cash and Cash Equivalents	$149,948	$99,445
Advances to Operators	694,087	662,585
Accounts Receivable	13,110	17,078
Prepaid Expenses	417	450
Total Current Assets	857,562	779,558
Unproved Interest	6,351,342	6,404,735
Furniture & Equipment, net	4,016	4,257
Total Assets	$7,212,920	$7,188,550

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable - Trade	$14,581	$18,727
Accrued Interest Payable	77,855	59,871
Accrued Liabilities	75,507	34,784
Other Liabilities	1,125	6,340
Advance on Sale of Property	400,000	-
Loans from Shareholders	300	300
Total Current Liabilities	569,368	120,022
Notes Payable	1,900,000	1,900,000
Total Liabilities	2,469,368	2,020,022
STOCKHOLDERS’EQUITY
Common Stock
Authorized: 150,000,000 shares, par value $0.001
Issued and outstanding: 20,506,667 shares and 20,406,667 shares, respectively	20,507	20,407
Additional paid-in capital	6,396,869	6,266,969
Deficit Accumulated During the Exploration Stage	(1,675,635)	(1,123,739)
Accumulated Other Comprehensive Income	1,811	4,891
Total Stockholders' Equity	4,743,552	5,168,528
Total Liabilities and Stockholders' Equity	$7,212,920	$7,188,550

The accompanying notes are an integral part of these statements.

WEST CANYON ENERGY CORP AND SUBSIDIARY
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Stated in U.S. Dollars)

	Cumulative
	Period
	from Inception,	Three Months	Three Months
	July 27, 2004	Ended	Ended
	to September 30,	September 30,	September 30,
	2008	2008	2007

Revenue	$-	$-	$-

Operating Expenses
General & Administrative	1,572,852	508,953	55,871
Total Operating Expenses	1,572,852	508,953	55,871
Net Loss from Operations	(1,572,852)	(508,953)	(55,871)
Interest Income (Expense)	(102,783)	(42,943)	182
Loss Before Income Taxes	(1,675,635)	(551,896)	(55,689)
Income Taxes	-	-	-
Net loss	(1,675,635)	(551,896)	(55,689)
Foreign Currency Translation	1,811	(3,080)	-
Comprehensive loss	$(1,673,824)	$(554,976)	$(55,689)

Basic and Diluted loss per share		$(0.03)	$(0.00)

Number of common shares
used in computation		20,483,841	14,015,333

The accompanying notes are an integral part of these statements.

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Stated in U.S. Dollars)

	Cumulative
	Period
	from Inception,	Three Months	Three Months
	July 27, 2004 to	Ended	Ended
	September 30,	September 30,	September 30,
	2008	2008	2007
Operating Activities
Net loss	$(1,675,635)	$(551,896)	$(55,689)

Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	2,251	241	0
Non-cash payment of compensation	445,000	130,000	0
Advances to operators and receivables	(664,212)	(27,501)	0
Accounts payable and accrued liabilities	163,642	54,561	(28,153)
Advance on Sale of Property	400,000	400,000	0
Other liabilities	1,125	(5,215)	0
Net Cash Provided by (Used in) Operating Activities	(1,327,829)	190	(83,842)

Investing Activities
Unproved interests	(2,035,890)	53,393	0
Acquisition, net of cash acquired	401,056	0	0
Loans to affiliated company	(2,750,000)	0	(1,450,000)
Net Cash Used in Investing Activities	(4,384,834)	53,393	(1,450,000)

Financing Activities
Proceeds from issuance of common stock	3,935,500	0	1,700,000
Advances from shareholder	200,000	0	0
Shareholder loan	25,000	0	0
Proceeds from convertible debt	1,900,000	0	0
Repayments of advances from shareholder	(199,700)	0	(199,700)
Net Cash Provided by Financing Activities	5,860,800	0	1,500,300
Effect of exchange rate on cash	1,811	(3,080)	0
Increase (Decrease) In Cash During The Period	149,948	50,503	(33,542)

Cash, Beginning Of Period	0	99,445	60,846

Cash, End Of Period	$149,948	$149,948	$27,304

Supplemental disclosure of noncash investing activities:
Shareholder loan contributed to capital in May 2007	$25,000	$-	$-
Acquisition of PetroSouth Energy Corp BVI:
Issuance of 5,653,333 shares of common stock	$2,011,876	$-	$-
Forgiveness of demand loans receivable from
affiliated company	$2,750,000	$-	$-

The accompanying notes are an integral part of these statements.

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. ORGANIZATION

The Company was incorporated in the State of Nevada on July 27, 2004 under the name of Mobridge Explorations, Inc. The Company is an Exploration Stage Company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7. Effective April 30, 2007 the Company completed a merger with its’subsidiary PetroSouth Energy Corp. As a result the Company name was changed from Mobridge Explorations Inc. to PetroSouth Energy Corp. During the year ended June 30, 2007, the Company abandoned the mineral property located in the Province of Ontario, Canada and focused its effort on expanding its operations in the oil and gas industry through additional equity financing and the acquisition of a company engaged in the oil and gas industry. On October 2, 2007 the Company completed the acquisition of all of the issued and outstanding common stock of PetroSouth Energy Corp. BVI, a privately-owned British Virgin Islands corporation engaged in oil and gas exploration, pursuant to a share exchange agreement entered into with PetroSouth Energy Corp. BVI and its shareholders on September 30, 2007. The Company currently has participation stakes in three separate Colombian blocks representing 197,333 acres. As a result of the share purchase transaction, PetroSouth Energy Corp. BVI is now a wholly-owned subsidiary of the Company, and the Company has become an oil and gas exploration and development company. All operations and efforts of the Company are focused in the oil and gas industry and are subject to the related risks of the industry.

Effective April 11, 2008, the Company completed a merger with its’subsidiary, West Canyon Energy Corp. As a result, the Company name was changed from PetroSouth Energy Corp. to West Canyon Energy Corp.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)	Basis of Presentation

The unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for such interim periods are not necessarily indicative of the results of operations for a full year. It is management’s opinion that all adjustments necessary to properly state the results for the interim period have been made to these consolidated financial statements. All such adjustments were of a normal and recurring nature. All intercompany transactions are eliminated upon consolidation. These unaudited interim consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended June 30, 2008, included in the Company’s Annual Report on Form 10-KSB. The accounting principles applied in the preparation of these interim consolidated financial statements are consistent with those applied for the year ended June 30, 2008.

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

b)	Principles of Consolidation

The consolidated financial statements include the accounts of the Company’s subsidiary. PetroSouth Energy Corp. BVI is a wholly owned subsidiary acquired in October 2007. All intercompany transactions are eliminated upon consolidation. Management does not believe the Company to be the primary beneficiary of any entity, nor does Management believe the Company to hold any variable interests.

c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

d)	Concentration of Credit Risk

The Company’s financial instruments exposed to concentrations of credit risk consist primarily of cash deposits held by financial institutions. Cash is maintained at two financial institutions. The Company places cash deposits with highly rated financial institutions located in the United States and Colombia. At times, cash balances held in financial institutions in the United States may be in excess of FDIC insurance limits. Balances held in Colombia are not subject to FDIC protection. The Company believes the financial institutions are financially strong and the risk of loss is minimal. The Company has not experienced any losses with respect to the related risks and does not believe its exposure to such risk is more than nominal.

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

The fair values of financial instruments, which includes cash, accounts receivable, advances to operators, accounts payable, accrued liabilities, loan from shareholder and convertible debentures approximate their carrying values due to the relatively short maturity of these instruments.

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

g)	Accounting for Oil and Gas Properties

The Company follows the full cost method of accounting for its oil and gas properties. Accordingly, all costs incidental to the acquisition, exploration and development of oil and gas properties, including costs of undeveloped leaseholds, dry holes and leasehold equipment, are capitalized. All costs related to production activities, including workover costs incurred solely to maintain or increase levels of production from an existing completion interval, are charged to expense as incurred.

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

i)	Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with Statement of Financial Accounting Standard No. 128, "Earnings per Share" (“SFAS 128”). SFAS 128 requires presentation of both basic and diluted earnings (loss) per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

As of September 30, 2008 and 2007, there were 6,526,666 and 673,333 warrants outstanding, respectively that were not included in the computation of diluted earnings (loss) per share because the effect would have been anti-dilutive. These warrants reflect the 5 for 1 reverse stock split that was effective November 7, 2008.

As of September 30, 2008 and 2007, there were $1,900,000 and $0 of convertible notes outstanding, respectively that were not included in the computation of diluted earnings (loss) per share because the effect would have been anti-dilutive.

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The basic and diluted net loss per share calculation has been adjusted for the five for one reverse stock split, effective November 7, 2008.

j)	Stock Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) requiring, that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25) and related interpretations. The Company also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. The implementation of SFAS 123R did not have an impact on the consolidated financial statements of the Company.

k)	Foreign Currency Translation Adjustments

The U.S. dollar is the functional currency for the Company’s consolidated operations except its Colombian subsidiary, which uses the Colombian peso as the functional currency. The Company’s U.S. operations and Colombian operations do not engage in transactions other than in their functional currencies. As such, the Company had no earnings impact from foreign currency transaction gains and losses. The assets and liabilities of the Company’s Colombian subsidiary are translated into U.S. dollars based on the current exchange rate in effect at the balance sheet date. Colombian income and expenses are translated at average rates for the periods presented. Translation adjustments have no effect on net income and are included in accumulated other comprehensive income in stockholders’equity. The Company has an immaterial deferred tax liability due to a translation gain.

l)	Comprehensive Loss

Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. Cumulative gains resulting from the translation of the Company’s consolidated financial statements of $1,811 are recorded as accumulated other comprehensive income at September 30, 2008.

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

m)	Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” SFAS No. 162 is intended to improve financial reporting by indentifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles” The Company has not yet determined the impact that the implementation of SFAS No. 162 will have on its consolidated financial position, results of operations or cash flows.

In March 2008, FASB issued SFAS No. 161 “Disclosures about Derivative Investments and Hedging Activities” (SFAS 161). SFAS 161 requires a company with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,”and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. SFAS 161 is effective for us in January 2009. The Company has not yet determined the impact that the implementation of SFAS No. 161 will have on its consolidated financial position, results of operations or cash flows.

In December 2007, FASB issued SFAS No. 141 (revised 2007), “Business Combinations”(SFAS 141R). SFAS 141R defines a business combination as a transaction or other event in which an acquirer obtains control of one or more businesses. Under SFAS 141R, all business combinations are accounted for by applying the acquisition method (previously referred to as the purchase method), under which the acquirer measures all identified assets acquired, liabilities assumed, and noncontrolling interests in the acquiree at their acquisition date fair values. Certain forms of contingent consideration and certain acquired contingencies are also recorded at their acquisition date fair values. SFAS 141R also requires that most acquisition related costs be expensed in the period incurred. SFAS 141R is effective for us in January 2009. SFAS 141R will change our accounting for business combinations on a prospective basis.

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements –an amendment of ARB No. 51”(SFAS 160). SFAS 160 requires a company to recognize noncontrolling interests (previously referred to as “minority interests”) as a separate component in the equity section of the consolidated statement of financial position. It also requires the amount of consolidated net income specifically attributable to the noncontrolling interests be identified in the consolidated statement of income. SFAS 160 also requires changes in ownership interest to be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS 160 is effective for us in January 2009. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3. UNPROVED INTEREST

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

4. CONVERTIBLE NOTES PAYABLE

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

On June 2, 2008, the Company issued a Convertible Promissory Note (“Note 4”) to Stealth Energy Ventures AG (“Stealth”), in the amount of $350,000. Note 4 is payable on June 2, 2010 and will accrue interest at the rate of 9% which is paid semi-annually starting 180 days from the issuance of Note 4. The outstanding principal amount of Note 4 is convertible by Stealth into common shares at a conversion rate based upon 100% of the average closing prices for the 10 trading days immediately preceding the conversion date. Note 4 is secured against substantially all the assets of the Company.

The Company’s convertible notes payable are due in 2010 and will require total payments of $1.9 million upon maturity.

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5. COMMON STOCK

During the period from July 27, 2004 (Inception) to September 30, 2008, the Company issued 102,533,333 shares of common stock (20,506,667 on a split-adjusted basis) for total cash proceeds of $3,935,500.

Effective April 30, 2007, the Company effected a ten for one stock split of its’authorized, issued and outstanding common stock. As a result, its’authorized capital increased from 75,000,000 shares of common stock with a par value of $0.001 to 750,000,000 shares of common stock with a par value of $0.001.

Effective November 7, 2008, the Company effected a five for one reverse stock split of its authorized, issued and outstanding common stock. As a result, its authorized capital decreased from 750,000,000 shares of common stock with a par value of $0.001 to 150,000,000 shares of common stock with a par value of $0.001.

At September 30, 2008, the Company had the following outstanding non-transferable warrants, as adjusted for the five for one reverse stock split, all of which were issued in conjunction with the private placement of certain common shares:

53,333 share purchase warrants exercisable into one common share at a price of US $6.25 per warrant until May 1, 2010

266,667 share purchase warrants exercisable into one common share at a price of US $6.25 per warrant until June 25, 2010

300,000 share purchase warrants exercisable into one common share at a price of US $7.50 per warrant until August 27, 2010

53,333 share purchase warrants exercisable into one common share at a price of US $6.25 per warrant until September 21, 2010

5,653,333 share purchase warrants exercisable into one common share at a price of US $6.25 per warrant until October 2, 2010

100,000 share purchase warrants exercisable into one common share at a price of US $7.50 per warrant until October 11, 2010

100,000 share purchase warrants exercisable into one common share at a price of US $7.50 per warrant until November 28, 2010

At September 30, 2008, no warrants have been exercised and all warrants were out of the money. The warrants are exercisable upon issuance for a term of thirty-six months.

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. STOCK BASED COMPENSATION

During the three months ended September 30, 2008, a certain member of management was granted shares of common stock (the “Shares”) as compensation for services provided to the Company. The Shares were fully vested at grant date. The Shares have all ordinary and normal rights of other shares of common stock of the Company. The fair value of the Shares on the date of the grant is expensed over the applicable vesting period. There were no grants of shares of common stock to management during the three month period ended September 30, 2007.

The Company estimates the fair value of equity awards based on the closing price on the grant date of the share. The following table presents a summary of the Company’s unvested Shares, as adjusted for the five for one reverse stock split, as of September 30, 2008, including changes from grant date to September 30, 2008.

	Equity Unit	Grant-Date
Equity Awards	Awards	Fair Value

Unvested at June 30, 2008	-	-
Granted	100,000	$130,000
Vested	(100,000)	(130,000)
Forfeited	-	-

Unvested at September 30, 2008	-	$-

The aggregate fair value of the Shares that vested during the three months ended September 30, 2008 was $130,000. As of September 30, 2008, the Company’s unrecognized compensation cost related to unvested Shares was $0.

7. INCOME TAXES

The Company follows the provisions of SFAS No. 109, “Accounting for Income Taxes,”which provides for recognition of a deferred tax asset for deductible temporary timing differences, including operating loss carry forwards and organization costs, net of a “valuation allowance.”

The provision for income taxes consists of current and deferred taxes and differs from amounts that would be calculated by applying federal statutory rates to income before taxes, due to the effect of graduated tax

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7. INCOME TAXES (continued)

rates and nondeductible items such as entertainment limitations, as well as the effect of the provision for state income taxes.

The provision (benefit) for income taxes consists of the following for the three months ended September 30, 2008 and 2007:

		2008	2007

Current	$	- $	-
Deferred		-	-
State		-	-

Total benefit	$	- $	-

A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

Computed tax at the federal statutory rate of 34%	$(187,645)	$(18,934)
Valuation allowance changes affecting the provision	187,645	18,934
for income taxes
Total benefit	$-	$-
Effective income tax rate	0%	0%

The tax effect of temporary differences which give rise to significant portions of deferred tax assets or liabilities at September 30, 2008 are as follows:

Deferred tax asset, current	$-

Deferred tax asset, noncurrent
Net operating loss carry forward	18,929
Amortizable assets	550,787

Deferred tax liability, noncurrent	-

Total net deferred tax asset, noncurrent	569,716

Total net deferred tax asset	569,716
Valuation allowance	(569,716)
$-

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7. INCOME TAXES (continued)

Deferred tax assets have resulted primarily from the Company’s future deductible temporary differences. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion, or all, of the deferred tax asset may not be realized. The Company’s ability to realize the deferred tax assets depends upon the generation of sufficient future taxable income to allow the utilization of the deductible temporary differences and tax planning strategies. Management evaluates the reliability of the deferred tax assets and the need for a valuation allowance annually. At this time, based on current facts and circumstances, potential benefit of the deferred tax assets has not been recognized in the consolidated financial statements because the Company cannot be assured it is more likely than not it will utilize the deferred tax assets in future years. At September 30, 2008, the Company has a net operating loss carry forward of $55,673 that expires in 2028. The Company had no uncertain tax positions as of September 30, 2008.

8. COMMITMENTS

The Company entered into a lease agreement for office space in Colombia. At September 30, 2008, the Company’s future minimum lease payments under the lease are $5,400 for the year ended June 30, 2009.

The Company also has a lease in place for office space in the U.S., which is on a month-to-month term, at a rate of $235.63 per month.

On July 2, 2008, the Company entered into a consulting agreement (the “Agreement”) with Summit Consulting Limited to retain the services of Shane Reeves as President and Director of the Company. Pursuant to the terms of the Agreement, the Company has agreed to pay monthly management fees of $8,000 as compensation for the services to be rendered to the Company. In addition, the Agreement provides for the issuance of 100,000 shares of common stock, on a split-adjusted basis, upon entering into the Agreement and upon each annual renewal of the agreement.

9. GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $1,675,635 and further losses are anticipated in the development of the business, raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through private placements and public offerings of its common stock. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

10. SUBSEQUENT EVENTS

Effective November 7, 2008, the Company effected a five for one reverse stock split of authorized and issued and outstanding common stock. As a result, authorized shares decreased from 750,000,000 shares of common stock with a par value of $0.001 to 150,000,000 shares of common stock with a par value of $0.001 and the issued and outstanding shares decreased from 102,533,333 shares of common stock to 20,506,667 shares of common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "US$" refer to United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report and unless otherwise indicated, the terms “we”, “us”, “our”, “our company”and “West Canyon”refer to West Canyon Energy Corp. and our wholly owned subsidiary PetroSouth Energy Corp., a BVI company, unless otherwise indicated.

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

Effective April 11, 2008, we completed a merger with our subsidiary, West Canyon Energy Corp. As a result, we changed our name from “PetroSouth Energy Corp.”to “West Canyon Energy Corp.” We changed the name of our company to better reflect the proposed future direction and business of our company. The change of name became effective with the Over-the-Counter Bulletin Board at the opening for trading on April 11, 2008 under the new stock symbol “WCYO”

Effective November 7, 2008, we consolidated our authorized, issued and outstanding shares of common stock on a five (5) for one (1) basis. As a result our authorized capital decreased from 750,000,000 shares of common stock with a par value of $0.001 to 150,000,000 shares of common stock with a par value of $0.001. Our new CUSIP number is 951736206

Our Current Business

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

We currently have the following participation stakes:

Talora Exploration and Exploitation Contract dated September 16, 2006
(Southwest of Bogota, Colombia)

We have a 20% participation stake in the Talora Exploration and Exploitation Contract southwest of Bogota, Colombia. The Talora Exploration and Exploitation Contract was effective September 16, 2004 and has a surrender date of September 16, 2032. The operator and majority partner is Petroleum Equipment International with a 60% participation stake. Gran Tierra Energy, Inc., which purchased Argosy Energy International, has the remaining 20% participation stake. The 108,333-acre contiguous parcel of land contains five prospects with combined potential reserves of 209 million barrels of oil (MMBO). The Exploration and Exploitation Contract associated with the block was originally signed on September 16, 2004, providing for a 6 year exploration period and 28 year production period. The Talora contract area covers 108,336 acres and is located approximately 47 miles southwest of Bogota, Colombia. There are currently no reserves, as this is an exploration block. We commenced drilling on the Laura-1 exploration well on December 27, 2006 and it was subsequently plugged and abandoned in January 2007. Drilling of this well has fulfilled the commitment for the second exploration phase of the contract, ending December 31, 2006. The third exploration phase has begun and there is one commitment to drill a well associated with it. The property will be returned to the government upon expiration of the production contract. As a result, there will be no reclamation costs.

Buenavista Exploration and Production Contract dated November 8, 2004
(Northeast of Bogota, Colombia)

We have a 16% participation stake in the Buenavista Exploration and Production Contract northeast of Bogota, Colombia. The Buenavista Exploration and Production Contract was effective November 8, 2004 and has a surrender date of November 8, 2032. The operator and majority partner is UTO with an 84% participation stake. The 25,000-acre contiguous parcel of land contains the Bolivar field, the Bolivar prospect and three leads, representing with combined potential reserves of over 13 million barrels of oil (MMBO). The Bolivar Field represents potential reserves of 2.95 million barrels of oil. Included in the field is the La Luna formation, covering an area of 700 acres. The Exploration and Production Contract associated with the block was originally signed on November 8, 2004, providing for a 6 year exploration period and 28 year production period. The Buenavista contract area covers 25,000 acres and is located northeast of Bogota, Colombia. The Buenavista Block is located 38 miles northwest of Colombia’s largest oil fields, the Cusiana/Cupiagua complex. The Bolivar Field represents potential reserves of 2.95 million barrels of oil. Included in the field is the La Luna formation, covering an area of 700 acres. Our Bolivar 1 well is currently tapping the La Luna Reservoir at approximately 3,000 feet, while producing 90 barrels of oil per day and is still being tested to determine if commercial production can be achieved. We acquired the 16% participation in the Buenavista Exploration and Production Contract through an Assignment Agreement dated August 30, 2007.

Effective September 16, 2008, we, through our Colombian subsidiary, entered into a farm out agreement with Delavaco Energy Colombia Inc. Sucursal Colombia, a subsidiary of Delavaco Energy Inc., for the sale of our 16% participating interest in the Buenavista oil and gas property in Colombia. The total purchase price we are to receive for the sale is $4,000,000, of which $200,000 has been paid. The balance of $3,800,000 is to be paid on the earlier of (i) 30 days from a Liquidity Event by Delavaco (as defined the farm out agreement), or (ii) December 31, 2008.

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

Carbonera Exploration and Exploitation Contract dated October 2, 2007 (Northeast of Bogota, Colombia)

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

Cash Requirements

We anticipate a cash requirement in the amount of $2,095,000 during the next 12 months, mostly for drill commitments, seismic, infrastructure costs and professional fees. Accordingly, we will require additional funds to implement our exploration and development programs. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable. We need to raise additional funds in the immediate future in order to proceed with our exploration program.

Over the next 12 months we anticipate that we will incur the following cash requirements:

Expense	Amount
Advertising	$25,000
Rent	15,000
Office Expenses	10,000
Travel	35,000
Printing and Website	25,000
Interest Expense	215,000
Salaries	150,000
Professional Fees	120,000
Exploration and Development Costs	1,500,000
Total	$2,095,000

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

Results of Operations

Three month Summary ending September 30, 2008 and 2007

		Three Months Ended
		September 30
		2008		2007
Revenue	$	Nil	$	Nil
Operating Expenses		$508,953		$55,871
Interest Income (expense)		$(42,943)		$182
Net Loss		$551,896		$55,689

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

Expenses

Our operating expenses for the three month periods ended September 30, 2008 and 2007 are outlined in the table below:

	Three Months Ended
	September 30
	2008	2007
General and administrative	$508,953	$55,871

Operating expenses for the three months ended September 30, 2008, increased by 810.94% as compared to the comparative period in 2007 primarily as a result of increased general and administrative expenses due to the Company's increased operating activities in the oil and gas industry.

Liquidity and Financial Condition

As of September 30, 2008, our total assets were $7,212,920 and our total liabilities were $2,469,368 and we had a working capital surplus of $288,194. Our financial statements report a net loss of $551,896 for the quarter ended September 30, 2008, and a net loss of $1,675,635 for the period from July 27, 2004 (date of incorporation) to September 30, 2008.

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

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future debt or equity financing.

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

Financial Instruments

The carrying value of cash, accounts receivable, advances to operators, accounts payable, accrued liabilities and loan from shareholder and convertible debentures approximates their fair value because of the short maturity of these instruments.

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

As of September 30, 2008 and 2007, there were 6,526,666 and 673,333 warrants outstanding, respectively that were not included in the computation of diluted earnings (loss) per share because the effect would have been anti-dilutive. These warrants reflect the 5 for 1 reverse stock split that was effective November 7, 2008.

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

On July 2, 2008, the Company entered into a consulting agreement (the “Agreement”) with Summit Consulting Limited to retain the services of Shane Reeves as President and Director of the Company. Pursuant to the terms of the Agreement, we have agreed to pay monthly management fees of $8,000 as compensation for the services to be rendered to us. In addition, the Agreement provides for the issuance of 500,000 shares of common stock upon entering into the Agreement and upon each annual renewal of the agreement.

Comprehensive Loss

Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. Adjustments resulting from the translation of the Company’s consolidated financial statements of $1,811 are recorded as accumulated other comprehensive income at September 30, 2008.

Recently Issued Accounting Standards

In December 2007, FASB issued SFAS No. 141 (revised 2007), “Business Combinations”(SFAS 141R). SFAS 141R defines a business combination as a transaction or other event in which an acquirer obtains control of one or more businesses. Under SFAS 141R, all business combinations are accounted for by applying the acquisition method (previously referred to as the purchase method), under which the acquirer measures all identified assets acquired, liabilities assumed, and noncontrolling interests in the acquiree at their acquisition date fair values. Certain forms of contingent consideration and certain acquired contingencies are also recorded at their acquisition date fair values. SFAS 141R also requires that most acquisition related costs be expensed in the period incurred. SFAS 141R is effective for us in January 2009. SFAS 141R will change our accounting for business combinations on a prospective basis.

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements –an amendment of ARB No. 51”(SFAS 160). SFAS 160 requires a company to recognize noncontrolling interests (previously referred to as “minority interests”) as a separate component in the equity section of the consolidated statement of financial position. It also requires the amount of consolidated net income specifically attributable to the noncontrolling interests be identified in the consolidated statement of income. SFAS 160 also requires changes in ownership interest to be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS 160 is effective for us in January 2009. The adoption of this statement is not expected to have a material effect on our company’s consolidated financial statements.

In March 2008, FASB issued SFAS No. 161 “Disclosures about Derivative Investments and Hedging Activities” (SFAS 161). SFAS 161 requires a company with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,”and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. SFAS 161 is effective for us in January 2009. Our company has not yet determined the impact that the implementation of SFAS No. 161 will have on our consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” SFAS No. 162 is intended to improve financial reporting by indentifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles” Our company has not yet determined the impact that the implementation of SFAS No. 162 will have on our consolidated financial position, results of operations or cash flows.

Item 3. Quantitative Disclosures About Market Risks.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4T. Controls and Procedures.

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

As of September 30, 2008, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of September 30, 2008, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during our quarter ended September 30, 2008 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors.

Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

Our common shares are considered speculative during the development of our new business operations. Prospective investors should consider carefully the risk factors set out below.

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

We have not generated any revenues since our incorporation and we will continue to incur operating expenses without revenues until we are in commercial deployment. To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred net losses from inception to September 30, 2008 of $1,675,635. Our net cash used in operations for the quarter ended September 30, 2008 was $(199,810). As of September 30, 2008 we had working capital surplus of $488,194. We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that drilling and completion costs increase beyond our expectations; or we encounter greater costs associated with general and administrative expenses or offering costs. The occurrence of any of the aforementioned events could adversely affect our ability to meet our business plans. We cannot provide assurances that we will be able to successfully execute our business plan. These circumstances raise substantial doubt about our ability to continue as a going concern. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will purchase our services, the size of customers’purchases, the demand for our services, and the level of competition and general economic conditions. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations.

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

Oil and gas operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which we may elect not to insure against due to prohibitive premium costs and other reasons. To date we have not been required to spend any material amount on compliance with environmental regulations. However, we may be required to do so in the future and this may affect our ability to expand or maintain our operations.

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

Risks Related to Our Common Stock

Trading of our stock may be restricted by the SEC’s “Penny Stock”regulations which may limit a stockholder's ability to buy and sell our stock.

The U.S. Securities and Exchange Commission has adopted regulations which generally define “penny stock”to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and

“accredited investors.”The term “accredited investor”refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock.

Financial Industry Regulatory Authority (“FINRA”) sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock”rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

Our constating documents authorize the issuance of 150,000,000 shares of common stock with a par value of $0.001. In the event that we are required to issue any additional shares or enter into private placements to raise financing through the sale of equity securities, investors' interests in our company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. If we issue any such additional shares, such issuances also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change in our control.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-K

Number	Description

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated by reference to our registration statement on form SB-2 filed on January 6, 2006)

3.2	By-laws (incorporated by reference to our registration statement on form SB-2 filed on January 6, 2006)

3.3	Articles of Merger (incorporated by reference to our current report on Form 8-k filed on May 1, 2007)

3.4	Certificate of Change (incorporated by reference to our current report on Form 8-k filed on May 1, 2007)

3.5	Articles of Merger filed with the Nevada Secretary of State on March 27, 2008, effective April 11, 2008 (incorporated by reference to our current report on Form 8-k filed on April 11, 2008)

(10)	Material Contracts

10.1	Share Exchange Agreement among all shareholders of PetroSouth Energy Corp. BVI and our company dated September 30, 2007 (incorporated by reference to our current report, on Form 8-K filed on October 3, 2007)

10.2	Commercial Agreement for the Talora Block between Petroleum Equipment International (PEI), David Craven, and dated October 24, 2006 for 20% participation stake in the Tolara Block near Bogota, Colombia (incorporated by reference to our current report, on Form 8-K filed on October 3, 2007)

10.3	Buenavista Assignment Agreement between UTI, PetroSouth Energy Corp., BVI, Petroleum Equipment International Ltda. dated August 30, 2007 for participation stake in the Buenavista Block near Bogota, Colombia (incorporated by reference to our current report, on Form 8-K filed on October 3, 2007)

10.4	Carbonera Exploration and Exploitation Contract (incorporated by reference to our current report, on Form 8-K filed on October 29, 2007)

10.5	Convertible Promissory Note dated January 17, 2008 (incorporated by reference to our current report, on Form 8-K filed on February 1, 2008)

10.6	Farmout Agreement “North Semitropic Prospect”dated February 1, 2008 (incorporated by reference to our current report, on Form 8-K filed on February 12, 2008)

10.7	March 25, 2008 letter of intent with Slope County Oil Company (incorporated by reference to our current report, on Form 8-K filed on April 3, 2008)

10.8	Convertible Promissory Note dated March 10, 2008 (incorporated by reference to our current report, on Form 8-K filed on April 3, 2008)

10.9	Convertible Promissory Note dated February 5, 2008 and entered into on April 30, 2008 (incorporated by reference to our current report, on Form 8-K filed on May 1, 2008)

Number	Description

10.10	Convertible Promissory Note dated June 2, 2008 (incorporated by reference to our current report, on Form 8-K filed on June 9, 2008)

10.11	Assignment of Farmout Interest dated June 16, 2008 (incorporated by reference to our current report, on Form 8-K filed on June 26, 2008)

10.12	Consulting agreement between our company and Summit Consulting Limited dated effective the 2nd day of July 2008 (incorporated by reference to our current report, on Form 8-K filed on July 29, 2008)

(14)	Code of Ethics

14.1	Code of Ethics (incorporated by reference to our annual report on Form 10-KSB filed on September 28, 2007)

(21)	Subsidiaries of the Small Business Issuer

21.1	PetroSouth Energy Corp. BVI, a British Virgin Islands corporation.

(31)	Section 302 Certifications

31.1*	CEO Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	CFO Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

(32)	Section 906 Certification

32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEST CANYON ENERGY CORP.

By:	/s/ Shane Reeves
Shane Reeves
President and Director
Principal Executive Officer
Date: November ___, 2008

By:	/s/ Felipe Pimenta Barrios
Felipe Pimenta Barrios
Chief Financial Officer and Director
Principal Financial Officer
Date: November ___, 2008