Form 10-Q
period 2008-12-31
WEST CANYON ENERGY CORP.
filed 2009-02-17
CIK 1343601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________ to ____________________________

Commission File Number 333-130673

WEST CANYON ENERGY CORP.
(Exact name of registrant as specified in its charter)

Nevada	20-8756823
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

20333 State Highway 249, Suite 200 – 113 Houston TX	77070-26133
(Address of principal executive offices)	(Zip Code)

281.378.1563
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. [X] YES    [   ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
[   ] YES    [X] NO

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
21,006,666 common shares issued and outstanding as of February 12, 2009.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	December 31,
	2008	June 30, 2008
	(UNAUDITED)	(AUDITED)

ASSETS
Current Assets
Cash and Cash Equivalents	$92,434	$99,445
Advances to Operators	991,888	662,585
Accounts Receivable	49,394	17,078
Prepaid Expenses	2,049	450
Total Current Assets	1,135,765	779,558
Unproved Interest	6,640,285	6,404,735
Deferred Financing Costs, net	38,281	-
Furniture & Equipment, net	4,100	4,257
Total Assets	$7,818,431	$7,188,550

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable - Trade	$217,443	$18,727
Accrued Interest Payable	57,839	59,871
Accrued Liabilities	19,445	69,784
Other Liabilities	901	6,340
Advances	740,000	-
Loan from Shareholders	300	300
Total Current Liabilities	1,035,928	155,022
Notes Payable	1,900,000	1,900,000
Total Liabilities	2,935,928	2,055,022
STOCKHOLDERS’ EQUITY
Common Stock
Authorized: 150,000,000 shares, par value $0.001
Issued and Outstanding: 20,506,667 and 20,406,667
shares, respectively	20,507	20,407
Additional Paid-In Capital	6,361,869	6,231,969
Deficit Accumulated During the Exploration Stage	(1,496,186)	(1,123,739)
Accumulated Other Comprehensive Income (Loss)	(3,687)	4,891
Total Stockholders' Equity	4,882,503	5,133,528
Total Liabilities and Stockholders' Equity	$7,818,431	$7,188,550

The accompanying notes are an integral part of these statements.

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Stated in U.S. Dollars)

	Cumulative
	Period				Three
	from Inception,	Six Months	Six Months	Three Months	Months
	July 27, 2004	Ended	Ended	Ended	Ended
	to December 31,	December 31,	December 31,	December 31,	December 31,
	2008	2008	2007	2008	2007

Revenue	$-	$-	$-	$-	$-

Operating Expenses
General & Administrative	1,722,083	658,184	323,476	149,231	267,604
Total Operating Expenses	1,722,083	658,184	323,476	149,231	267,604
Net Loss from Operations	(1,722,083)	(658,184)	(323,476)	(149,231)	(267,604)
Interest Income (Expense)	(174,183)	(114,343)	1,518	(71,400)	1,336
Other Income	400,080	400,080		400,080
Income (Loss) Before Income	(1,496,186)	(372,447)	(321,958)	179,449	(266,268)
Taxes
Income Taxes	-	-	-	-	-
Net income (loss)	(1,496,186)	(372,447)	(321,958)	179,449	(266,268)
Foreign Currency Translation	(3,687)	(8,578)	5,127	(5,498)	5,127
Comprehensive income (loss)	$(1,499,873)	$(381,025)	$(316,831)	$173,951	$(261,141)

Basic and Diluted earnings (loss)
per share		$(0.02)	$(0.02)	$0.01	$(0.01)

Number of common shares
used in basic computation		20,495,254	16,886,341	20,506,667	19,751,667

Number of common shares used
in diluted computation		20,495,254	16,886,341	24,066,331	19,751,667

The accompanying notes are an integral part of these statements.

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Stated in U.S. Dollars)

	Cumulative	Six Months	Six Months
	Period	Ended	Ended
	from Inception,	December 31,	December 31,
	July 27, 2004 to	2008	2007
	December 31,
	2008
Operating Activities
Net loss	$(1,496,186)	$(372,447)	$(321,958)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	2,167	157	0
Amortization of deferred financing costs	28,219	28,219	0
Non-cash payment of compensation	445,000	130,000	0
Advances to operators, receivables and prepaids	(999,929)	(363,218)	16,152
Accounts payable and accrued liabilities	188,226	44,145	7,010
Other liabilities	901	(5,439)	0
Net Cash Used in Operating Activities	(1,831,602)	(538,583)	(298,796)

Investing Activities
Unproved interests	(2,149,133)	(59,850)	(1,486,988)
Acquisition, net of cash acquired	401,056	0	401,056
Loans to affiliated company	(2,750,000)	0	(1,450,000)
Net Cash Used in Investing Activities	(4,498,077)	(59,850)	(2,535,932)

Financing Activities
Proceeds from issuance of common stock	3,900,500	0	2,700,000
Advances from shareholder	200,000	0	0
Shareholder loan	25,000	0	0
Proceeds from convertible debt	1,900,000	0	500,000
Deferred financing costs	(140,000)	(140,000)	0
Proceeds from advances	740,000	740,000	0
Repayments of advances from shareholder	(199,700)	0	(199,700)
Net Cash Provided by Financing Activities	6,425,800	600,000	3,000,300
Effect of exchange rate on cash	(3,687)	(8,578)	5,127
Increase (decrease) In Cash During The Period	92,434	(7,011)	170,699

Cash, Beginning Of Period	0	99,445	60,846

Cash, End Of Period	$92,434	$92,434	$231,545

Supplemental disclosure of noncash investing
activities:
Shareholder loan contributed to capital in May 2007	$25,000	$-	$-
Acquisition of PetroSouth Energy Corp BVI:
Issuance of 5,653,333 shares of common stock	$2,011,876	$-	$2,011,876
Forgiveness of demand loans receivable from
affiliated company	$2,750,000	$-	$1,450,000

The accompanying notes are an integral part of these statements.

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
PERIOD FROM JULY 27, 2004 (INCEPTION) TO DECEMBER 31, 2008
(UNAUDITED)

				DEFICIT
				ACCUMULATED	ACCUMULATED
			ADDITIONAL	DURING THE	OTHER
	COMMON STOCK		PAID-IN	EXPLORATION	COMPREHENSIVE
	SHARES	AMOUNT	CAPITAL	STAGE	INCOME	TOTAL

Balance July 27, 2004 (date of Inception)	-	$-	$-	$-	$-	$-

Issuance of Common Stock for cash at
$.001, January 2005	11,000,000	11,000	(5,500)	-		5,500

Issuance of Common Stock for cash at
$.001, June 2005	2,400,000	2,400	9,600	-		12,000

Issuance of Common Stock for cash at
$.20, September 2005	180,000	180	17,820	-		18,000

Net Loss				(37,796)		(37,796)
Balance, June 30, 2006	13,580,000	$13,580	21,920	(37,796)	$-	$(2,296)

Issuance of Common Stock for cash at
$.75, May 2007	53,333	53	199,947	-		200,000

Shareholder Loan Contributed to Capital
May 2007			25,000	-		25,000

Issuance of Common Stock for cash at
$.75, June 2007	266,667	267	999,733	-		1,000,000

Net Loss	0	0	-	(110,974)		(110,974)
Balance, June 30, 2007	13,900,000	$13,900	1,246,600	(148,770)	$-	$1,111,730

Issuance of Common Stock for cash at
$1.00, August 2007	300,000	300	1,499,700	-		1,500,000

Issuance of Common Stock for cash at
$.75, May 2007; closed September 2007	53,334	53	199,947	-		200,000

Issuance of Common Stock at $0.07 for all
of the issued and outstanding common
shares of PetroSouth Energy Corp. BVI,
October 2, 2007	5,653,333	5,654	2,006,222	-		2,011,876
Issuance of Common Stock for cash at
$1.00, October 11, 2007, net	100,000	100	482,400	-		482,500
Issuance of Common Stock for cash at
$1.00, November 28, 2007, net	100,000	100	482,400	-		482,500
Issuance of Common Stock for services
$1.00, June 23, 2008	300,000	300	314,700			315,000
Net Loss				(974,969)		(974,969)
Foreign Currency Translation					4,891	4,891
Balance, June 30, 2008	20,406,667	$20,407	$6,231,969	$(1,123,739)	$4,891	$5,133,528
Issuance of Common Stock for services
$1.00, July 22, 2008	100,000	100	129,900			130,000
Net Loss				(372,447)		(372,447)
Foreign Currency Translation					(8,578)	(8,578)
Balance, December 31, 2008	20,506,667	$20,507	$6,361,869	$(1,496,186)	$(3,687)	$4,882,503

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

c)        Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less at the time of issuance to be cash equivalents.

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

f)        Financial Instruments

The fair values of financial instruments, which includes cash, accounts receivable, advances to operators, accounts payable, accrued liabilities, loan from shareholder, loans and convertible debentures approximate their carrying values due to the relatively short maturity of these instruments.

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

As of December 31, 2008 and 2007, there were 6,526,666 and 6,526,666 warrants outstanding, respectively that were not included in the computation of diluted earnings (loss) per share because the effect would have been anti-dilutive. These warrants reflect the 5 for 1 reverse stock split that was effective November 7, 2008.

As of December 31, 2008, there was $1,900,000 of convertible notes outstanding under which 3,559,664 shares could be acquired upon full conversion and are included in the computation of diluted earnings per share. As of December 31, 2007, there was $500,000 of convertible notes outstanding that were not included in the computation of diluted earnings (loss) per share because the effect would have been anti-dilutive.

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

k)        Foreign Currency Translation Adjustments

The U.S. dollar is the functional currency for the Company’s consolidated operations except its Colombian subsidiary, which uses the Colombian peso as the functional currency. The Company’s U.S. operations and Colombian operations do not engage in transactions other than in their functional currencies. As such, the Company had no earnings impact from foreign currency transaction gains and losses. The assets and liabilities of the Company’s Colombian subsidiary are translated into U.S. dollars based on the current exchange rate in effect at the balance sheet date. Colombian income and expenses are translated at average rates for the periods presented. Translation adjustments have no effect on net income and are included in accumulated other comprehensive income in stockholders’ equity. The Company has an immaterial deferred tax asset due to a translation loss.

l)        Comprehensive Loss

Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. Cumulative losses resulting from the translation of the Company’s consolidated financial statements of $3,687 are recorded as accumulated other comprehensive income (loss) at December 31, 2008.

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

m)        Recent Accounting Pronouncements

In March 2008, FASB issued SFAS No. 161 “Disclosures about Derivative Investments and Hedging Activities” (SFAS 161). SFAS 161 requires a company with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. SFAS 161 is effective for us beginning in our first quarter of fiscal year 2010. Because SFAS 161 applies only to financial statement disclosure, it will not have any impact on our consolidated financial position, results of operations or cash flows.

In December 2007, FASB issued SFAS No. 141(R)“Business Combinations” (SFAS 141R). SFAS 141R defines a business combination as a transaction or other event in which an acquirer obtains control of one or more businesses. Under SFAS 141R, all business combinations are accounted for by applying the acquisition method (previously referred to as the purchase method), under which the acquirer measures all identified assets acquired, liabilities assumed, and noncontrolling interests in the acquiree at their acquisition date fair values. Certain forms of contingent consideration and certain acquired contingencies are also recorded at their acquisition date fair values. SFAS 141R also requires that most acquisition related costs be expensed in the period incurred. SFAS 141R is effective for us beginning in our first quarter of fiscal year 2010. SFAS 141R will change our accounting for business combinations on a prospective basis.

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (SFAS 160). SFAS 160 requires a company to recognize noncontrolling interests (previously referred to as “minority interests”) as a separate component in the equity section of the consolidated statement of financial position. It also requires the amount of consolidated net income specifically attributable to the noncontrolling interests be identified in the consolidated statement of income. SFAS 160 also requires changes in ownership interest to be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS 160 is effective for us beginning in our first quarter of fiscal year 2010. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

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

Final Purchase Price Allocation

Under the purchase method of accounting, the total final purchase price was allocated to PetroSouth Energy Corp. BVI’s assets and liabilities based on their estimated fair values as of October 2, 2007, as set forth in the unaudited table below. No goodwill was recorded as a result of this acquisition.

Cash	$401,056
Accounts Receivable	43,402
Furniture & Equipment	6,267
Unproved Interest	4,491,152
Accounts Payable	(180,001)

$4,761,876

The consolidated statements of operations for the three and six month periods ended December 31, 2008 and 2007 includes the activity of the acquired company since the date of acquisition.

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4. UNPROVED INTEREST

Effective September 16, 2008 the Company, through their Colombian subsidiary, entered into a farm out agreement with Delavaco Energy Colombia Inc. Sucursal Colombia, a subsidiary of Delavaco Energy Inc., for the sale of the Company’s 16% participating interest in its Buenavista oil and gas property in Colombia. The total purchase price the Company was to receive for the sale was $4,000,000, of which $200,000 was paid. The balance of $3,800,000 was to be paid on the earlier of (i) 30 days from a Liquidity Event by Delavaco (as defined by the farm out agreement), or (ii) December 31, 2008.

The assignment of the Buenavista interest was made as at the effective date of the agreement, with closing to occur on the date that the balance payment was made. In the event that the balance payment was not made within the time period required, the Buenavista interest would revert back to the Company. The farm out agreement contained certain conditions precedent to closing that had to be satisfied or waived prior to closing and as such the Company can provide no assurance that such conditions will be satisfied or waived as necessary. As of December 31, 2008 the balance of payment was not made by Delavaco and the Buenavista interest reverted back to the Company and the $200,000 deposit was recorded as Other Income.

On July 25, 2008 the Company, through their Colombian subsidiary, entered into a non-binding letter of intent agreement with Delavaco Energy Colombia Inc. Sucursal Colombia, a subsidiary of Delavaco Energy Inc., for the sale of the Company’s 20% participating interest in its Talora oil and gas property in Colombia. The total purchase price the Company was to receive for the sale was $3,500,000. The Company received a nonrefundable advance on sale of $200,000. The non-binding letter of intent agreement provided for an exclusivity period of 120 days, which expired on or about November 30, 2008. The $200,000 advance on sale was recorded as Other Income.

Effective November 19, 2008 the Company has repurchased a 25% interest back from Cobra Oil & Gas in the North Semitropic project located in the San Joaquin Basin, Kern County, CA for a payment of $134,438, that includes the original $34,000 deposit plus the remaining balance of $100,438, which was paid by Cobra as the total prospect acquisition fee.

5. ADVANCES

In November and December 2008, the Company received advances of $600,000 and $140,000, respectively, from a lender. The parties are in process of negotiating the terms, including the potential of an equity investment; however, no definitive agreements have been signed.

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

In connection with the Convertible Promissory Notes, the Company entered into a services agreement with a Financial Consultant whereby the Company agreed to pay a finder’s fee of 3.5% of the gross proceeds of the Convertible Promissory Notes. These fees of $66,500 have been recorded as deferred financing costs. Such deferred financing costs will be amortized to financing costs over the respective two-year terms of the Convertible Promissory Notes using a method that approximates the interest method.

7. COMMON STOCK

During the period from July 27, 2004 (Inception) to December 31, 2008, the Company issued 102,533,333 shares of common stock (20,506,667 on a split-adjusted basis) for total cash proceeds of $3,935,500.

Effective April 30, 2007, the Company effected a ten for one stock split of its’ authorized, issued and outstanding common stock. As a result, its’ authorized capital increased from 75,000,000 shares of common stock with a par value of $0.001 to 750,000,000 shares of common stock with a par value of $0.001.

Effective November 7, 2008, the Company effected a five for one reverse stock split of its authorized, issued and outstanding common stock. As a result, its authorized capital decreased from 750,000,000 shares of common stock with a par value of $0.001 to 150,000,000 shares of common stock with a par value of $0.001.

At December 31, 2008, the Company had the following outstanding non-transferable warrants, as adjusted for the five for one reverse stock split, all of which were issued in conjunction with the private placement of certain common shares:

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

7. COMMON STOCK (continued)

100,000 share purchase warrants exercisable into one common share at a price of US $7.50 per warrant until October 11, 2010

100,000 share purchase warrants exercisable into one common share at a price of US $7.50 per warrant until November 28, 2010

At December 31, 2008, no warrants have been exercised and all warrants were out of the money. The warrants are exercisable upon issuance for a term of thirty-six months.

8. STOCK BASED COMPENSATION

During the six months ended December 31, 2008, a certain member of management was granted shares of common stock (the “Shares”) as compensation for services provided to the Company. The Shares were fully vested at grant date. The Shares have all ordinary and normal rights of other shares of common stock of the Company. The fair value of the Shares on the date of the grant is expensed over the applicable vesting period. There were no grants of shares of common stock to management during the six month period ended December 31, 2007.

The Company estimates the fair value of equity awards based on the closing price on the grant date of the share. The following table presents a summary of the Company’s unvested shares, as adjusted for the five for one reverse stock split, as of December 31, 2008, including changes from grant date to December 31, 2008.

	Equity Unit	Grant-Date
Equity Awards	Awards	Fair Value

Unvested at June 30, 2008	-	-
Granted	100,000	$130,000
Vested	(100,000)	(130,000)
Forfeited	-	-

Unvested at December 31, 2008	-	$-

The aggregate fair value of the shares that vested during the six months ended December 31, 2008 was $130,000. As of December 31, 2008, the Company’s unrecognized compensation cost related to unvested shares was $0.

9. INCOME TAXES

The Company follows the provisions of SFAS No. 109, “Accounting for Income Taxes,” which provides for recognition of a deferred tax asset for deductible temporary timing differences, including operating loss carry forwards and organization costs, net of a “valuation allowance.”

The provision for income taxes consists of current and deferred taxes and differs from amounts that would be calculated by applying federal statutory rates to income before taxes, due to the effect of tax rate differentials of the Company’s Colombian subsidiary and nondeductible items such as entertainment limitations and stock issued to non-U.S. persons for non-U.S. services.

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9. INCOME TAXES (continued)

The provision (benefit) for income taxes consists of the following for the six months ended December 31, 2008 and 2007:

	2008	2007

Current:
Federal	$-	$-
State	-	-
Foreign	-	-
Total current	-	-

Deferred:	-	-
Federal	-	-
State	-	-
Foreign	-	-
Total deferred	-	-

Total benefit	$-	$-

A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income (loss) before income taxes is as follows:

Computed tax at the federal statutory rate of 34%	$(126,632)	$(109,466)
Colombian subsidiary tax rate differential	1,167	1,036
Nondeductible items	71,400
Other	2,190
Valuation allowance changes affecting the provision for	51,875	108,430
income taxes
Total benefit	$-	$-
Effective income tax rate	0%	0%

The tax effect of temporary differences which give rise to significant portions of deferred tax assets or liabilities at December 31, 2008 are as follows:

Deferred tax asset, current	$-

Deferred tax asset, noncurrent
Net operating loss carry forward	18,929
Amortizable assets	415,017

Deferred tax liability, noncurrent	-

Total net deferred tax asset, noncurrent	433,946

Total net deferred tax asset	433,946
Valuation allowance	(433,946)
$-

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9. INCOME TAXES (continued)

Deferred tax assets have resulted primarily from the Company’s future deductible temporary differences. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion, or all, of the deferred tax asset may not be realized. The Company’s ability to realize the deferred tax assets depends upon the generation of sufficient future taxable income to allow the utilization of the deductible temporary differences and tax planning strategies. Management evaluates the reliability of the deferred tax assets and the need for a valuation allowance annually. At this time, based on current facts and circumstances, potential benefit of the deferred tax assets has not been recognized in the consolidated financial statements because the Company cannot be assured it is more likely than not it will utilize the deferred tax assets in future years. At December 31, 2008, the Company has a net operating loss carry forward of $55,673 that expires in 2028. The Company had no uncertain tax positions as of December 31, 2008.

10. COMMITMENTS

The Company entered into a lease agreement for office space in Colombia. At December 31, 2008, the Company’s future minimum lease payments under the lease are $900 for the year ended June 30, 2009.

The Company also has a lease agreement for office space in the U.S., which is on a month-to-month term, at a rate of $260 per month.

On July 2, 2008, the Company entered into a consulting agreement with Summit Consulting Limited to retain the services of Shane Reeves as President and Director of the Company. Pursuant to the terms of the agreement, the Company has agreed to pay monthly management fees of $8,000 as compensation for the services to be rendered to the Company. In addition, the agreement provides for the issuance of 100,000 shares of common stock, on a split-adjusted basis, upon entering into the agreement and upon each annual renewal of the agreement. On July 22, 2008 the Company approved the issuance of 100,000 shares of common stock, on a split-adjusted basis, to Shane Reeves pursuant to the terms of the agreement. On January 29, 2009, the Company entered into an amending agreement with Summit Consulting to extend the term of the consulting agreement from July 2, 2009 to December 31, 2009.

On January 29, 2009, the Company entered into an executive employment agreement effective December 1, 2008, with Felipe Pimienta Barrios to retain his services as Chief Financial Officer and Director of the Company. Pursuant to the terms of the agreement, the Company has agreed to pay monthly management fees of $4,000 as compensation for the services to be rendered to the Company. In addition, the agreement provides for the issuance of 500,000 shares of common stock, on a split-adjusted basis, upon entering into the agreement and upon each annual renewal of the agreement.

11. GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $1,496,186 and further losses are anticipated in the development of the business, raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through private placements and public offerings of its common stock. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

As used in this quarterly report and unless otherwise indicated, the terms “we”, “us”, “our”, “our company” and “West Canyon” refer to West Canyon Energy Corp. and our wholly owned subsidiary PetroSouth Energy Corp., a BVI company, unless otherwise indicated.

General Overview

We were incorporated on July 27, 2004, under the name Mobridge Explorations Inc. Since inception, we were a company primarily engaged in the acquisition and exploration of mineral properties. Pursuant to a mineral property option agreement dated July 6, 2005, we were granted an option to acquire a 100% undivided right, title and interest of a total of 15 mineral claim units, known as the Chambers Township claim block, located in the Sudbury Mining Division of Ontario, Canada. On November 1, 2006, the mineral property agreement was terminated.

Because we had not discovered any economically viable mineral deposits on the Chambers Township claim block, we decided to change the direction of our exploration activities to the oil and gas sector. On April 30, 2007, we completed a merger with our subsidiary, PetroSouth Energy Corp. with PetroSouth Energy as the surviving corporation. Concurrently, our board of directors approved a 10 for one stock split of our authorized, issued and outstanding shares of common stock. As a result, our authorized capital increased from 75,000,000 shares of common stock with a par value of $0.001 to 750,000,000 shares of common stock with a par value of $0.001.

On October 2, 2007, we completed the acquisition of all the issued and outstanding common stock of PetroSouth Energy Corp. BVI pursuant to a share exchange agreement dated September 30, 2007 among our company, as purchaser, and all of the shareholders of PetroSouth Energy Corp. BVI, as vendors.

Effective April 11, 2008, we completed a merger with our subsidiary, West Canyon Energy Corp. As a result, we changed our name from “PetroSouth Energy Corp.” to “West Canyon Energy Corp.” We changed the name of our company to better reflect the proposed future direction and business of our company. The change of name became effective with the Over-the-Counter Bulletin Board at the opening for trading on April 11, 2008, under the new stock symbol “WCYO”.

Effective November 7, 2008, we effected a five (5) for one (1) reverse stock split of our authorized, issued and outstanding shares of common stock. As a result our authorized capital decreased from 750,000,000 shares of common stock with a par value of $0.001 to 150,000,000 shares of common stock with a par value of $0.001. Our CUSIP number is 951736206 and our new stock symbol is “WCYN”.

Our Current Business

Upon the completion of the acquisition of PetroSouth Energy Corp. BVI, we became an exploration stage company engaged in the exploration and production of oil and gas properties.

During the quarter ended December 31, 2008, our wholly owned subsidiary, PetroSouth Energy Corp. BVI, had participation stakes in three separate Colombian blocks representing 197,333 acres and potential reserves of 222.01 million barrels of oil (MMBO) cumulatively. On January 19, 2009, we announced that we have repurchased a 25% interest from Cobra Oil and Gas in the North Semitropic project located in the San Joaquin Basin, Kern County, CA for a payment of $134,438, that includes the original $34,000 deposit plus the remaining balance of $100,438 which Cobra paid as the total prospect acquisition fee.

We currently have the following participation stakes:

Talora Exploration and Exploitation Contract dated September 16, 2006 (Southwest of Bogotá, Colombia)

We have a 20% participation stake in the Talora Exploration and Exploitation Contract southwest of Bogotá, Colombia. The Talora Exploration and Exploitation Contract was effective September 16, 2004 and has a surrender date of September 16, 2032. The operator and majority partner is Petroleum Equipment International with a 60% participation stake. Gran Tierra Energy, Inc., which purchased Argosy Energy International, has the remaining 20% participation stake. The 108,333-acre contiguous parcel of land contains five prospects with combined potential reserves of 209 million barrels of oil (MMBO). The Exploration and Exploitation Contract associated with the block was originally signed on September 16, 2004, providing for a 6 year exploration period and 28 year production period. The Talora contract area covers 108,336 acres and is located approximately 47 miles southwest of Bogotá, Colombia. There are currently no reserves, as this is an exploration block. We commenced drilling on the Laura-1 exploration well on December 27, 2006 and it was subsequently plugged and abandoned in January 2007. Drilling of this well has fulfilled the commitment for the second exploration phase of the contract, ending December 31, 2006. The third exploration phase has begun and there is one commitment to drill a well associated with it. The property will be returned to the government upon expiration of the production contract. As a result, there will be no reclamation costs.

On July 25, 2008 we, through our Colombian subsidiary, entered into a non-binding letter of intent agreement with Delavaco Energy Colombia Inc. Sucursal Colombia, a subsidiary of Delavaco Energy Inc., for the sale of our 20% participating interest in its Talora oil and gas property in Colombia. The total purchase price we were to receive for the sale was $3,500,000. We received a nonrefundable advance on sale of $200,000. The non-binding letter of intent agreement provided for an exclusivity period of 120 days, which expired on or about November 30, 2008. The $200,000 advance on sale was recorded as Other Income.

Buenavista Exploration and Production Contract dated November 8, 2004 (Northeast of Bogotá, Colombia)

We have a 16% participation stake in the Buenavista Exploration and Production Contract northeast of Bogotá, Colombia. The Buenavista Exploration and Production Contract was effective November 8, 2004 and has a surrender date of November 8, 2032. The operator and majority partner is UTO with an 84% participation stake. The 25,000-acre contiguous parcel of land contains the Bolivar field, the Bolivar prospect and three leads, representing with combined potential reserves of over 13 million barrels of oil (MMBO). The Bolivar Field represents potential reserves of 2.95 million barrels of oil. Included in the field is the La Luna formation, covering an area of 700 acres. The Exploration and Production Contract associated with the block was originally signed on November 8, 2004, providing for a 6 year exploration period and 28 year production period. The Buenavista contract area covers 25,000 acres and is located northeast of Bogotá, Colombia. The Buenavista Block is located 38 miles northwest of Colombia’s largest oil fields, the Cusiana/Cupiagua complex. Our Bolivar 1 well is currently tapping the La Luna Reservoir at approximately 3,000 feet, while producing 90 barrels of oil per day and is still being tested to determine if commercial production can be achieved. We acquired the 16% participation in the Buenavista Exploration and Production Contract through an Assignment Agreement dated August 30, 2007.

Effective September 16, 2008 we, through our Colombian subsidiary, entered into a farm out agreement with Delavaco Energy Colombia Inc. Sucursal Colombia, a subsidiary of Delavaco Energy Inc., for the sale of the our 16% participating interest in its Buenavista oil and gas property in Colombia. The total purchase price we were to receive for the sale was $4,000,000, of which $200,000 was paid. The balance of $3,800,000 was to be paid on the earlier of (i) 30 days from a Liquidity Event by Delavaco (as defined by the farm out agreement), or (ii) December 31, 2008.

The assignment of the Buenavista interest was made as at the effective date of the agreement, with closing to occur on the date that the balance payment was made. In the event that the balance payment was not made within the time period required, the Buenavista interest would revert back to our company. The farm out agreement contained certain conditions precedent to closing that had to be satisfied or waived prior to closing and as such we could provide no assurance that such conditions would have be satisfied or waived as necessary. As of December 31, 2008 the balance of payment was not made by Delavaco and the Buenavista interest reverted back to our company and the $200,000 deposit was recorded as Other Income.

On January 19, 2009 we announced that we completed our 70km 3D seismic shoot in our Buenavista Block and are currently evaluating this new information for two new drilling locations. The two well packages will consist of one development well and one exploratory well to begin drilling operations by the end of March 2009.

Carbonera Exploration and Exploitation Contract dated October 2, 2007 (Northeast of Bogotá, Colombia)

We acquired a 6% share interest in the Carbonera Exploration and Exploitation Contract. The “Carbonera Contract” encompasses a 64,000 acre concession located northeast of Bogotá near the Venezuelan border in the Catatumbo Basin region of northern Colombia. The 6% interest was acquired for US $420,000 and other considerations from Omega Energy Colombia, which is in partnership with our company on several other exploration concessions in Colombia. The operator of the Carbonera Contract is Well Logging Ltd and the concession is currently being evaluated for a combination of gas and condensate. (Gas: 4.0 MMCF/ Day and Condensate: 60 BBL/Day). Additional Wells are in the planning stage.

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

On January 19, 2009, we announced that we have repurchased the 25% interest from Cobra Oil and Gas in the North Semitropic project located in the San Joaquin Basin, Kern County, CA for a payment of $134,438, that includes the original $34,000 deposit plus the balance of $100,348 which Cobra paid as the total prospect acquisition fee.

Spring Creek Red River Prospect

On March 25, 2008, we entered into a letter of intent with Slope County Oil Company to acquire their existing leases in the Spring Creek Red River Prospect for the payment of $240,000 and $7,500 in geologist fees.

Cash Requirements

We anticipate a cash requirement in the amount of $2,935,000 during the next 12 months, mostly for drill commitments, seismic, infrastructure costs and professional fees. Accordingly, we will require additional funds to implement our exploration and development programs. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable. We need to raise additional funds in the immediate future in order to proceed with our exploration program.

Over the next 12 months we anticipate that we will incur the following cash requirements:

Amount

Advertising	$10,000
Rent	5,000
Office Expenses	10,000
Travel	15,000
Printing and Website	10,000
Interest Expense	215,000
Salaries	150,000
Professional Fees	120,000
Exploration and Development Costs	2,400,000

Total	$2,935,000

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

Results of Operations

Three month Summary ended December 31, 2008 and 2007

		Three Months Ended
		December 31
		2008		2007
Revenue	$	Nil	$	Nil
Operating Expenses		$149,231		$267,604
Interest Income (expense)		$(71,400)		$1,336
Other Income		$400,080	$	Nil
Net Income (Loss)		$179,449		$(266,268)

Expenses

Three month Summary ended December 31, 2008 and 2007

	Three Months Ended
	December 31
	2008	2007
General and administrative	$149,231	$267,604

Operating expenses for the three months ended December 31, 2008, decreased by 44% as compared to the comparative period in 2007 primarily as a result of decreased general and administrative expenses due to lower public relations and professional fees.

Six month Summary ended December 31, 2008 and 2007

		Six Months Ended
		December 31
		2008		2007
Revenue	$	Nil	$	Nil
Operating Expenses		$658,184		$323,476
Interest Income (expense)		$(114,343)		$1,518
Other Income		$400,080	$	Nil
Net Loss		$(372,447)		$(321,958)

Expenses

Six month Summary ended December 31, 2008 and 2007

	Six Months Ended
	December 31
	2008	2007
General and administrative	$658,184	$323,476

Operating expenses for the six months ended December 31, 2008, increased by 103% as compared to the comparative period in 2007 primarily as a result of increased general and administrative expenses due to our company's increased operating activities in the oil and gas industry, increased management and consulting fees, and higher professional fees.

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

Liquidity and Financial Condition

Working Capital
	At	At	Percentage
	December 31,	June 30,	Increase/
	2008	2008	(Decrease)
Current Assets	$1,135,765	$779,558	46%
Current Liabilities	$1,035,928	$155,022	568%
Working Capital	$99,837	$624,536	(84%)

Cash Flows
	Six Months Ended	Six Months Ended
	December 31,	December 31,
	2008	2007
Net Cash (Used by) Operating Activities	$(538,583)	(298,796)
Net Cash (Used by) Investing Activities	$(59,850)	(2,535,932)
Net Cash (Used by) Provided by Financing Activities	$600,000	3,000,300
Increase (Decrease) in Cash During the Period	$(7,011)	170,699

As of December 31, 2008, our total assets were $7,818,431 and our total liabilities were $2,935,928 and we had a working capital surplus of $99,837. Our financial statements report a net loss of $372,447 for the six months ended December 31, 2008, and a net loss of $1,496,186 for the period from July 27, 2004 (inception) to December 31, 2008.

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

Critical Accounting Policies

Basis of Presentation

The financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States of America. Our fiscal year end is June 30.

Principles of Consolidation

The consolidated financial statements include the accounts of our company’s subsidiary. PetroSouth Energy Corp. BVI is a wholly owned subsidiary acquired in October 2007. All intercompany transactions are eliminated upon consolidation. Management does not believe our company to be the primary beneficiary of any entity, nor does Management believe our company to hold any variable interests.

Cash and Cash Equivalents

Our company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

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

Accounting for Oil and Gas Properties

Our company follows the full cost method of accounting for our oil and gas properties. Accordingly, all costs incidental to the acquisition, exploration and development of oil and gas properties, including costs of undeveloped leasehold, dry holes and leasehold equipment, are capitalized. All costs related to production activities, including workover costs incurred solely to maintain or increase levels of production from an existing completion interval, are charged to expense as incurred.

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

Unproved properties are excluded from amortized capitalized costs until it is determined whether or not economically recoverable reserves can be assigned to such properties. Our company assesses its unproved properties for impairment annually. Significant unproved properties are assessed individually.

Our company recognizes liabilities for retirement obligations associated with tangible long-lived assets, such as producing well sites, when there is a legal obligation associated with the retirement of such assets and the amount can be reasonably estimated.

Income Taxes

Potential income tax benefits are not recognized in the accounts until realization is more likely than not. Our company adopted SFAS No. 109, Accounting for Income Taxes, as of our inception.

Pursuant to SFAS No. 109 our company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these consolidated financial statements because our company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Basic and Diluted Net Loss Per Share

Our company computes net loss per share in accordance with Statement of Financial Accounting Standard No. 128, "Earnings per Share" (“SFAS 128”). SFAS 128 requires presentation of both basic and diluted earnings (loss) per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

As of December 31, 2008 and 2007, there were 6,526,666 and 6,526,666 warrants outstanding, respectively that were not included in the computation of diluted earnings (loss) per share because the effect would have been anti-dilutive. These warrants reflect the 5 for 1 reverse stock split that was effective November 7, 2008.

As of December 31, 2008, there was $1,900,000 of convertible notes outstanding, under which 3,559,664 shares could be acquired upon full conversion and are included in the computation of diluted earnings per share. As of December 31, 2007, there was $500,000 of convertible notes outstanding that were not included in the computation of diluted earnings (loss) per share because the effect would have been anti-dilutive.

Stock Based Compensation

Effective January 1, 2006, our company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, our company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25) and related interpretations. Our company also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. The implementation of SFAS 123R did not have an impact on the consolidated financial statements of our company.

On July 2, 2008, we entered into a consulting agreement with Summit Consulting Limited to retain the services of Shane Reeves as President and Director of our company. Pursuant to the terms of the Agreement, we have agreed to pay monthly management fees of $8,000 as compensation for the services to be rendered to us. In addition, the Agreement provides for the issuance of 500,000 shares of common stock upon entering into the Agreement and upon each annual renewal of the agreement. On January 29, 2009 we entered into an amending agreement with Summit Consulting to extend the term of the consulting agreement from July 2, 2009 to December 31, 2009.

On January 29, 2009, we entered into an executive employment agreement with Felipe Pimenta Barrios, our chief financial officer and director. Pursuant to the terms of the agreement, we agree to pay to Felipe Pimenta Barrios a monthly salary of $4,000. The agreement is effective December 1, 2008 and shall continue for a period of twelve months. In addition, the agreement provides for the issuance of 500,000 shares of common stock, on a split-adjusted basis, upon entering into the agreement and upon each annual renewal of the agreement.

Comprehensive Loss

Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. Adjustments resulting from the translation of our company’s consolidated financial statements of $3,687 are recorded as accumulated other comprehensive loss at December 31, 2008.

Recently Issued Accounting Standards

In March 2008, FASB issued SFAS No. 161 “Disclosures about Derivative Investments and Hedging Activities” (SFAS 161). SFAS 161 requires a company with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. SFAS 161 is effective for us beginning in our first quarter of fiscal year 2010. Because SFAS 161 applies only to financial statement disclosure, it will not have any impact on our consolidated financial position, results of operations or cash flows.

In December 2007, FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R). SFAS 141R defines a business combination as a transaction or other event in which an acquirer obtains control of one or more businesses. Under SFAS 141R, all business combinations are accounted for by applying the acquisition method (previously referred to as the purchase method), under which the acquirer measures all identified assets acquired, liabilities assumed, and noncontrolling interests in the acquiree at their acquisition date fair values. Certain forms of contingent consideration and certain acquired contingencies are also recorded at their acquisition date fair values. SFAS 141R also requires that most acquisition related costs be expensed in the period incurred. SFAS 141R is effective for us beginning in our first quarter of fiscal year 2010. SFAS 141R will change our accounting for business combinations on a prospective basis.

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (SFAS 160). SFAS 160 requires a company to recognize noncontrolling interests (previously referred to as “minority interests”) as a separate component in the equity section of the consolidated statement of financial position. It also requires the amount of consolidated net income specifically attributable to the noncontrolling interests be identified in the consolidated statement of income. SFAS 160 also requires changes in ownership interest to be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS 160 is effective for us beginning in our first quarter of fiscal year 2010. The adoption of this statement is not expected to have a material effect on our company’s consolidated financial statements.

Item 3. Quantitative Disclosures About Market Risks.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of December 31, 2008, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended December 31, 2008 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We have not generated any revenues since our incorporation and we will continue to incur operating expenses without revenues until we are in commercial deployment. To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred net losses from inception to December 31, 2008 of $1,496,186. Our net cash used in operations for the six months ended December 31, 2008 was $538,583. As of December 31, 2008 we had working capital surplus of $99,837. We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that drilling and completion costs increase beyond our expectations; or we encounter greater costs associated with general and administrative expenses or offering costs. The occurrence of any of the aforementioned events could adversely affect our ability to meet our business plans. We cannot provide assurances that we will be able to successfully execute our business plan. These circumstances raise substantial doubt about our ability to continue as a going concern. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On January 29, 2009, we entered into an executive employment agreement with Felipe Pimenta Barrios, our chief financial officer and director. Pursuant to the terms of the agreement, we agree to pay to Felipe Pimenta Barrios a monthly salary of $4,000. The agreement is effective December 1, 2008 and shall continue for a period of twelve months. In addition, the agreement provides for the issuance of 500,000 shares of common stock, on a split-adjusted basis, upon entering into the agreement and upon each annual renewal of the agreement.

On January 29, 2009, we entered into an amending agreement with Summit Consulting Limited, a company for which our president is a principle. The amending agreement amends a consulting agreement dated July 2, 2008. Under the amending agreement, we have extended the term of the consulting agreement to December 31, 2009.

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-K

Number	Description

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated by reference to our registration statement on form SB-2 filed on January 6, 2006)

3.2	By-laws (incorporated by reference to our registration statement on form SB-2 filed on January 6, 2006)

3.3	Articles of Merger (incorporated by reference to our current report on Form 8-k filed on May 1, 2007)

3.4	Certificate of Change (incorporated by reference to our current report on Form 8-k filed on May 1, 2007)

3.5	Articles of Merger filed with the Nevada Secretary of State on March 27, 2008, effective April 11, 2008 (incorporated by reference to our current report on Form 8-k filed on April 11, 2008)

Number	Description

(10)	Material Contracts

10.1

Share Exchange Agreement among all shareholders of PetroSouth Energy Corp. BVI and our company dated September 30, 2007 (incorporated by reference to our current report, on Form 8-K filed on October 3, 2007)

10.2

Commercial Agreement for the Talora Block between Petroleum Equipment International (PEI), David Craven, and dated October 24, 2006 for 20% participation stake in the Tolara Block near Bogotá, Colombia (incorporated by reference to our current report, on Form 8-K filed on October 3, 2007)

10.3

Buenavista Assignment Agreement between UTI, PetroSouth Energy Corp., BVI, Petroleum Equipment International Ltda. dated August 30, 2007 for participation stake in the Buenavista Block near Bogotá, Colombia (incorporated by reference to our current report, on Form 8-K filed on October 3, 2007)

10.4	Carbonera Exploration and Exploitation Contract (incorporated by reference to our current report, on Form 8-K filed on October 29, 2007)

10.5	Convertible Promissory Note dated January 17, 2008 (incorporated by reference to our current report, on Form 8-K filed on February 1, 2008)

10.6	Farmout Agreement “North Semitropic Prospect” dated February 1, 2008 (incorporated by reference to our current report, on Form 8-K filed on February 12, 2008)

10.7	March 25, 2008 letter of intent with Slope County Oil Company (incorporated by reference to our current report, on Form 8-K filed on April 3, 2008)

10.8	Convertible Promissory Note dated March 10, 2008 (incorporated by reference to our current report, on Form 8-K filed on April 3, 2008)

10.9	Convertible Promissory Note dated February 5, 2008 and entered into on April 30, 2008 (incorporated by reference to our current report, on Form 8-K filed on May 1, 2008)

10.10	Convertible Promissory Note dated June 2, 2008 (incorporated by reference to our current report, on Form 8-K filed on June 9, 2008)

10.11	Assignment of Farmout Interest dated June 16, 2008 (incorporated by reference to our current report, on Form 8-K filed on June 26, 2008)

10.12	Consulting agreement between our company and Summit Consulting Limited dated effective the 2nd day of July 2008 (incorporated by reference to our current report, on Form 8-K filed on July 29, 2008)

10.13	Executive Employment Agreement with Felipe Pimenta Barrios (incorporated by reference to our current report, on Form 8-K filed on January 30, 2009)

10.14	Amending Agreement with Summit Consulting Limited (incorporated by reference to our current report, on Form 8-K filed on January 30, 2009)

Number	Description

(14)	Code of Ethics

14.1	Code of Ethics (incorporated by reference to our annual report on Form 10-KSB filed on September 28, 2007)

(21)	Subsidiaries of the Small Business Issuer

21.1	PetroSouth Energy Corp. BVI, a British Virgin Islands corporation

(31)	Section 302 Certifications

31.1*	CEO Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	CFO Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

(32)	Section 906 Certification

32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEST CANYON ENERGY CORP.
(Registrant)

Dated: February 17, 2009	/s/ Shane Reeves
Shane Reeves
President and Director
(Principal Executive Officer)

Dated: February 17, 2009	/s/ Felipe Pimenta Barrios
Felipe Pimenta Barrios
Chief Financial Officer and Director
(Principal Financial Officer and Principal
Accounting Officer)