Form 10-K/A
period 2008-06-30
WEST CANYON ENERGY CORP.
filed 2009-04-16
CIK 1343601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

14,653,333 common shares @ $0.06 (1) = $879,199.98

(1) Closing Stock Price on April 8, 2009 .

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 21,006,666 shares of common stock as at April 8, 2009

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

Effective November 7, 2008, we effected a five (5) old for one (1) new reverse stock split of our authorized and issued and outstanding common stock. As a result, our authorized capital decreases from 750,000,000 shares of common stock with a par value of $0.001 to 150,000,000 shares of common stock with a par value of $0.001and our issued and outstanding shares decrease from 102,533,333 shares of common stock to 20,506,666 shares of common stock. The reverse stock split became effective with the Over-the-Counter Bulletin Board at the opening for trading on November 7, 2008 under the new stock symbol “WCYN”. Our new CUSIP number is 9517360206.

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

We have a 20% participation stake in the Talora Exploration and Exploitation Contract southwest of Bogotá, Colombia. The Talora Exploration and Exploitation Contract was effective September 16, 2004 and has a surrender date of September 16, 2032. The operator and majority partner is Petroleum Equipment International with a 60% participation stake. Gran Tierra Energy, Inc., which purchased Argosy Energy International, has the remaining 20% participation stake. The 108,333-acre contiguous parcel of land contains five prospects with combined potential reserves of 209 million barrels of oil (MMBO). The Exploration and Exploitation Contract associated with the block was originally signed on September 16, 2004, providing for a 6 year exploration period and 28 year production period. The Talora contract area covers 108,336 acres and is located approximately 47 miles southwest of Bogotá , Colombia. There are currently no reserves, as this is an exploration block. We commenced drilling on the Laura-1 exploration well on December 27, 2006 and it was subsequently plugged and abandoned in January 2007. Drilling of this well has fulfilled the commitment for the second exploration phase of the contract, ending December 31, 2006. The third exploration phase has begun and there is one commitment to drill a well associated with it. The property will be returned to the government upon expiration of the production contract. As a result, there will be no reclamation costs.

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

The assignment of the Buenavista interest was made as at the effective date of the agreement, with closing to occur on the date that the balance payment was made. In the event that the balance payment was not made within the time period required, the Buenavista interest would revert back to our company. The farm out agreement contained certain conditions precedent to closing that had to be satisfied or waived prior to closing and as such we could provide no assurance that such conditions would have be satisfied or waived as necessary. As of December 31, 2008 the balance of payment was not made by Delavaco and the Buenavista interest reverted back to our company and the $200,000 deposit was recorded as Other Income.On January 19, 2009 we announced that we completed our 70km 3D seismic shoot in our Buenavista Block and are currently evaluating this new information for two new drilling locations. The two well packages will consist of one development well and one exploratory well to begin drilling operations by the end of March 2009.

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

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our shares of common stock are quoted for trading on the OTC Bulletin Board under the symbol WCYN.OB . Our transfer agent is Island Stock Transfer Inc., 100 Second Avenue South, Suite 104N, St. Petersburg, Florida 33701. We began trading on July 23, 2007. On April 8, 2009 , the closing bid price for the common stock was $0.06.

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

On April 8, 2009 , the shareholders' list of our common shares showed 47 registered shareholders and 21,006,666 shares outstanding.

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

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(formerly PetroSouth Energy Corp.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
PERIOD FROM JULY 27, 2004 (INCEPTION) TO JUNE 30, 2008

				DEFICIT
				ACCUMULATED	ACCUMULATED
			ADDITIONAL	DURING THE	OTHER
	COMMON STOCK		PAID-IN	EXPLORATION	COMPREHENSIVE
	SHARES	AMOUNT	CAPITAL	STAGE	INCOME	TOTAL

Balance July 27, 2004 (date of Inception)	-	$-	$-	$-		$-

Issuance of Common Stock for cash at
$0.0001, January 2005	55,000,000	55,000	(49,500)	-		5,500

Issuance of Common Stock for cash at
$.001, June 2005	12,000,000	12,000	-	-		12,000

Issuance of Common Stock for cash at
$0.02, September 2005	900,000	900	17,100	-		18,000

Net Loss				(37,796)		(37,796)
Balance, June 30, 2006	67,900,000	$67,900	$(32,400)	$(37,796)		$(2,296)

Issuance of Common Stock for cash at
$.75, May 2007	266,667	267	199,733	-		200,000

Shareholder Loan Contributed to Capital
May 2007			25,000	-		25,000

Issuance of Common Stock for cash at
$.75, June 2007	1,333,333	1,333	998,667	-		1,000,000

Net Loss				(110,974)		(110,974)
Balance, June 30, 2007	69,500,000	$69,500	$1,191,000	$(148,770)		$1,111,730

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
Issuance of Common Stock at $0.07 for
all
of the issued and outstanding common
shares of PetroSouth Energy Corp. BVI,
October 2, 2007	28,266,666	28,266	1,983,610	-		2,011,876
Issuance of Common Stock for cash at
$1.00, October 11, 2007	500,000	500	499,500	-		500,000
Issuance of Common Stock for cash at
$1.00, November 28, 2007	500,000	500	499,500	-		500,000
Issuance of Common Stock for services
$0.21, June 23, 2008	1,500,000	1,500	313,500			315,000
Net Loss				(974,969)		(974,969)
Comprehensive Income					4,891	4,891
Balance, June 30, 2008	102,033,333	$102,033	$6,185,343	$(1,123,739)	4,891	$5,168,528

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

The net capitalized costs of proved oil and natural gas properties are subject to a full cost ceiling limitation in which the costs are not allowed to exceed their related estimated future net revenues discounted at 10%, net of tax considerations.

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

Unproved Properties

Included in unproved oil and gas properties are the following costs related to Colombia and the United States unproved properties, valued at cost, that have been excluded from costs subject to depletion:

	June	June
	30, 2008	30, 2007

Colombia	4,675,452	-
Acquisition	1,481,783	-
Exploration	6,157,235	-

United States
A cquisition	240,000	-
Exploration	7,500	-
	247,500	-

	6,404,735	-

Buenavista:

West Canyon Energy owns a 16% participation stake in the Buenavista Block.  This is an exploration project located northeast of Bogota, Colombia.  The block currently has one producing well, the Bolivar 1 Well, which is producing oil from the La Luna reservoir at approximately 3,000ft, which is still being evaluated for commercial proved resources.  In November of 2007, the company drilled the Bochia 1 Well which initially showed positive results but ultimately proved to be a noncommercial well and subsequently plugged and abandoned in April of 2009.  In the first quarter of 2009, a seismic shoot was completed showing probable locations for additional exploratory wells.  The company has plans to drill at least one exploratory well by the end of the second quarter 2009 based off the recently completed seismic results.

Carbonera:

West Canyon Energy owns a 6% participation interest in approximately 64,000 acres in the Carbonera Block located Northeast of Bogota, Colombia.  The project lies near the Venezuelan border in the Catatumbo Basin in Northeastern Colombia.  In November 2007, the company re-entered the Cerro Gordo 1 Well, previously drilled and abandoned by Texaco in 1989.  Upon re-entry, the well was found to be commercial, producing both natural gas and condensate.  The company has finished with a recently completed seismic shoot and intends on drilling an exploratory well in the second quarter of 2009.

Talora:

West Canyon Energy owns a 20% participation interest in the Talora Exploration Block which lies Southwest of Bogota, Colombia and contains over 108,000 acres with multiple prospects. In January 2008, the company drilled the Manantial 1 Well which showed positive results but the well was never completed.  The company and it’s partners have decided to re-enter the Manantial 1 Well and complete a workover.  The company expects the workover to begin sometime in the second quarter 2009.

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

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

6.      COMMON STOCK (continued)

Effective April 30, 2007 the Company effected a 10 for one stock split of its’ authorized, issued and outstanding common stock. As a result, its’ authorized capital increased from 75,000,000 shares of common stock with a par value of $0.001 to 750,000,000 shares of common stock with a par value of $0.001. The effects of this stock split have been reflected in the Company’s financial statements as if the stock split was effective at the Company’s inception (July 27, 2004).

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of June 30, 2008, our internal control over financial reporting was effective . Our management reviewed the results of their assessment with our Board of Directors.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS.

The following table sets forth, as of April 8, 2009 , certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
Felipe Pimenta Barrios Calle 137 #55A-52 Apt. 204 Barrio Colina Campestre, Edificio Oikos Colina, Bogota Colombia	common stock	600,000	2.856%
Shane Reeves 20333 State Highway 249, Suite 200-113, Houston, TX 77070	common stock	100,000	0. 476%
Johann Roland Vetter 189 Talisman Ave Vancouver, British Columbia V5Y 2L6	common stock	5,653,333	26.912%
Directors and Executive Officers as a Group (2 person)	common stock	700,000	3.332%

(1)

Based on 21,006,666 shares of common stock issued and outstanding as of April 8, 2009 . Except as otherwise indicated, we believe that the beneficial owner of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

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
Date: April 15, 2009 .

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Felipe Pimenta Barrios
Felipe Pimenta Barrios
Chief Financial Officer and Director
Principal Financial Officer
Date: April 15, 2009