Form 10-Q/A
period 2008-12-31
WEST CANYON ENERGY CORP.
filed 2009-04-16
CIK 1343601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
 Amendment No. 1

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
21,006,666 common shares issued and outstanding as of April 8,2009.

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

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
PERIOD FROM JULY 27, 2004 (INCEPTION) TO DECEMBER 31, 2008
(UNAUDITED)

				DEFICIT
				ACCUMULATED	ACCUMULATED
			ADDITIONAL	DURING THE	OTHER
	COMMON STOCK		PAID-IN	EXPLORATION	COMPREHENSIVE
	SHARES	AMOUNT	CAPITAL	STAGE	INCOME	TOTAL

Balance July 27, 2004 (date of Inception)	-	$-	$-	$-	$-	$-

Issuance of Common Stock for cash at
$0.0005, January 2005	11,000,000	11,000	(5,500)	-		5,500

Issuance of Common Stock for cash at
$0.005, June 2005	2,400,000	2,400	9,600	-		12,000

Issuance of Common Stock for cash at
$0.10, September 2005	180,000	180	17,820	-		18,000

Net Loss				(37,796)		(37,796)
Balance, June 30, 2006	13,580,000	$13,580	21,920	(37,796)	$-	$(2,296)

Issuance of Common Stock for cash at
$3.75, May 2007	53,333	53	199,947	-		200,000

Shareholder Loan Contributed to Capital
May 2007			25,000	-		25,000

Issuance of Common Stock for cash at
$3.75, June 2007	266,667	267	999,733	-		1,000,000

Net Loss	0	0	-	(110,974)		(110,974)
Balance, June 30, 2007	13,900,000	$13,900	1,246,600	(148,770)	$-	$1,111,730

Issuance of Common Stock for cash at
$5.00, August 2007	300,000	300	1,499,700	-		1,500,000

Issuance of Common Stock for cash at
$3.75, May 2007; closed September 2007	53,334	53	199,947	-		200,000

Issuance of Common Stock at $0.35 for all
of the issued and outstanding common
shares of PetroSouth Energy Corp. BVI,
October 2, 2007	5,653,333	5,654	2,006,222	-		2,011,876
Issuance of Common Stock for cash at
$5.00, October 11, 2007, net	100,000	100	482,400	-		482,500
Issuance of Common Stock for cash at
$5.00, November 28, 2007, net	100,000	100	482,400	-		482,500
Issuance of Common Stock for services
$1.05, June 23, 2008	300,000	300	314,700			315,000
Net Loss				(974,969)		(974,969)
Foreign Currency Translation					4,891	4,891
Balance, June 30, 2008	20,406,667	$20,407	$6,231,969	$(1,123,739)	$4,891	$5,133,528
Issuance of Common Stock for services
$1.30, July 22, 2008	100,000	100	129,900			130,000
Net Loss				(372,447)		(372,447)
Foreign Currency Translation					(8,578)	(8,578)
Balance, December 31, 2008	20,506,667	$20,507	$6,361,869	$(1,496,186)	$(3,687)	$4,882,503

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

The effects of the stock splits have been reflected in the Company's financial statements as if the stock splits were effective at the Company's inception (July 27, 2004).

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

WEST CANYON ENERGY CORP.
(Registrant)

Dated: April 15, 2009	/s/ Shane Reeves
Shane Reeves
President and Director
(Principal Executive Officer)

Dated: April 15, 2009	/s/ Felipe Pimenta Barrios
Felipe Pimenta Barrios
Chief Financial Officer and Director
(Principal Financial Officer and Principal
Accounting Officer)