Form 10-Q
period 2009-03-31
WEST CANYON ENERGY CORP.
filed 2009-05-15
CIK 1343601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009 or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________  to ____________

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
[ ] YES [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 20,606,666 common shares issued and outstanding as of May 5, 2009.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	March 31, 2009	June 30, 2008
	(UNAUDITED)	(AUDITED)

ASSETS
Current Assets
Cash and Cash Equivalents	$52,594	$99,445
Advances to Operators	1,258,978	662,585
Accounts Receivable	47,705	17,078
Prepaid Expenses	14	450
Total Current Assets	1,359,291	779,558
Unproved Interest	6,633,308	6,404,735
Deferred Financing Costs, net	29,968	-
Furniture & Equipment, net	3,834	4,257
Total Assets	$8,026,401	$7,188,550

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable - Trade	$139,942	$18,727
Accrued Interest Payable	77,388	59,871
Accrued Liabilities	11,711	69,784
Other Liabilities	2,528	6,340
Notes Payable – Current	1,550,000	-
Advances	1,190,000	-
Loan from Shareholders	300	300
Total Current Liabilities	2,971,869	155,022
Notes Payable	350,000	1,900,000
Total Liabilities	3,321,869	2,055,022
STOCKHOLDERS’ EQUITY
Common Stock
Authorized: 150,000,000 shares, par value $0.001
Issued and outstanding: 20,606,666 and 20,406,667
shares, respectively	20,607	20,407
Additional paid-in capital	6,381,769	6,231,969
Deficit Accumulated During the Exploration Stage	(1,684,450)	(1,123,739)
Accumulated Other Comprehensive Income (Loss)	(13,394)	4,891
Total Stockholders' Equity	4,704,532	5,133,528
Total Liabilities and Stockholders' Equity	$8,026,401	$7,188,550

The accompanying notes are an integral part of these statements.

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Stated in U.S. Dollars)

	Cumulative
	Period
	from Inception,	Nine Months	Nine Months	Three Months	Three Months
	July 27, 2004	Ended	Ended	Ended	Ended
	to March 31,	March 31,	March 31,	March 31,	March 31,
	2009	2009	2008	2009	2008

Revenue	$-	$-	$-	$-	$-

Operating Expenses
General & Administrative	1,860,207	796,308	482,087	138,124	158,611
Total Operating Expenses	1,860,207	796,308	482,087	138,124	158,611
Net Loss from Operations	(1,860,207)	(796,308)	(482,087)	(138,124)	(158,611)
Interest Income (Expense)	(224,545)	(164,705)	685	(50,362)	(833)
Other Income	400,302	400,302	-	222
Loss Before Income Taxes	(1,684,450)	(560,711)	(481,402)	(188,264)	(159,444)
Income Taxes	-	-	-	-	-
Net loss	(1,684,450)	(560,711)	(481,402)	(188,264)	(159,444)
Foreign Currency Translation	(13,394)	(18,285)	5,262	(9,707)	135
Comprehensive loss	$(1,697,844)	$(578,996)	$(476,140)	$(197,971)	$(159,309)

Basic and Diluted loss per share		$(0.03)	$(0.03)	$(0.01)	$(0.01)

Number of common shares
used in basic and diluted computation		20,521,630	18,045,091	20,575,556	20,106,667

The accompanying notes are an integral part of these statements.

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Stated in U.S. Dollars)

	Cumulative	Nine Months	Nine Months
	Period	Ended	Ended
	from Inception,	March 31,	March 31,
	July 27, 2004 to	2009	2008
	March 31, 2009
Operating Activities

Net loss	$(1,684,450)	$(560,711)	$(481,402)

Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	2,433	423	-
Amortization of deferred financing costs	36,532	36,532	-
Non-cash payment of compensation	465,000	150,000	-
Advances to operators, receivables and prepaids	(1,263,295)	(626,584)	(364,579)
Accounts payable and accrued liabilities	157,540	13,459	186,171
Other liabilities	2,528	(3,812)	-
Net Cash Used in Operating Activities	(2,283,712)	(990,693)	(659,810)

Investing Activities
Unproved interests	(2,142,156)	(52,873)	(2,178,642)
Acquisition, net of cash acquired	401,056	-	401,056
Loans to affiliated company	(2,750,000)	-	(1,450,000)
Net Cash Used in Investing Activities	(4,491,100)	(52,873)	(3,227,586)

Financing Activities
Proceeds from issuance of common stock	3,900,500	-	2,700,000
Advances from shareholder	200,000	-	-
Shareholder loan	25,000	-	-
Proceeds from convertible debt	1,900,000	-	1,550,000
Deferred financing costs	(175,000)	(175,000)	-
Proceeds from advances	1,190,000	1,190,000	-
Repayments of advances from shareholder	(199,700)	-	(199,700)
Net Cash Provided by Financing Activities	6,840,800	1,015,000	4,050,300
Effect of exchange rate on cash	(13,394)	(18,285)	5,262
Increase (decrease) In Cash During The Period	52,594	(46,851)	168,166

Cash, Beginning Of Period	-	99,445	60,846

Cash, End Of Period	$52,594	$52,594	$229,012

Supplemental disclosure of noncash investing activities:
Shareholder loan contributed to capital in May 2007	$25,000	$-	$-
Acquisition of PetroSouth Energy Corp BVI:
Issuance of 5,653,333 shares of common stock	$2,011,876	$-	$2,011,876
Forgiveness of demand loans receivable from
affiliated company	$2,750,000	$-	$2,750,000

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

The unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for such interim periods are not necessarily indicative of the results of operations for a full year. It is management’s opinion that all adjustments necessary to properly state the results for the interim period have been made to these consolidated financial statements. All such adjustments were of a normal and recurring nature. All intercompany transactions are eliminated upon consolidation. These unaudited interim consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended June 30, 2008, included in the Company’s Annual Report on Form 10-K/A. The accounting principles applied in the preparation of these interim consolidated financial statements are consistent with those applied for the year ended June 30, 2008.

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

The fair values of financial instruments, which includes cash, accounts receivable, advances to operators, accounts payable, accrued liabilities, loan from shareholder, loans, advances and convertible debentures approximate their carrying values due to the relatively short maturity of these instruments.

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

The net capitalized costs of proved oil and natural gas properties are subject to a full cost ceiling limitation in which the costs are not allowed to exceed their related estimated future net reserves discounted at 10%, net of tax considerations.

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

As of March 31, 2009 and 2008, there were 6,526,666 and 6,526,666 warrants outstanding, respectively that were not included in the computation of diluted earnings (loss) per share because the effect would have been anti-dilutive. These warrants reflect the 5 for 1 reverse stock split that was effective November 7, 2008.

As of March 31, 2009 and 2008 there were $1,900,000 and $1,550,000 of convertible notes outstanding, respectively that were not included in the computation of diluted earnings (loss) per share because the effect would have been anti-dilutive.

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

The U.S. dollar is the functional currency for the Company’s consolidated operations except its Colombian subsidiary, which uses the Colombian peso as the functional currency. The Company’s U.S. operations and Colombian operations do not engage in transactions other than in their functional currencies. As such, the Company had no material earnings impact from foreign currency transaction gains and losses. The assets and liabilities of the Company’s Colombian subsidiary are translated into U.S. dollars based on the current exchange rate in effect at the balance sheet date. Colombian income and expenses are translated at average rates for the periods presented. Translation adjustments have no effect on net income and are included in accumulated other comprehensive income in stockholders’ equity. The Company has an immaterial deferred tax asset due to a translation loss.

l)	Comprehensive Loss

Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. Cumulative losses resulting from the translation of the Company’s consolidated financial statements of $13,394 are recorded as accumulated other comprehensive income (loss) at March 31, 2009.

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

In exchange for all of the issued and outstanding shares of PetroSouth Energy Corp. BVI, the Company issued to the nominee of the shareholders of PetroSouth Energy Corp. BVI, an aggregate of (i) 5,653,333 common shares of our common stock and (ii) 5,653,333 warrants to purchase common shares in the capital of PetroSouth Energy Corp. at $6.25 per common share. As a result, the former shareholders of PetroSouth Energy Corp. BVI now own approximately 27% of our issued and outstanding common stock. If the former shareholders of PetroSouth Energy Corp. BVI exercised all of the 5,653,333 warrants received by them pursuant to the share exchange agreement, they would own approximately 43% of our issued and outstanding stock.

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

$4,761,876

The consolidated statements of operations for the three and nine month periods ended March 31, 2009 and 2008 includes the activity of the acquired company since the date of acquisition.

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

Since November 2008, the Company has received advances of $1,190,000 from a lender. The parties are in process of negotiating the terms, including the potential of an equity investment; however, no definitive agreements have been signed.

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

In connection with the Convertible Promissory Notes, the Company entered into a services agreement with a Financial Consultant whereby the Company agreed to pay a finder’s fee of 3.5% of the gross proceeds of the Convertible Promissory Notes. These fees of $66,500 have been recorded as deferred financing costs. Such deferred financing costs will be amortized to financing costs over the respective two-year terms of the Convertible Promissory Notes using a method that approximates the interest method. As of March 31, 2009 and 2008 there were $29,968 and $nil of unamortized deferred financing costs recorded, respectively.

7.	COMMON STOCK

During the period from July 27, 2004 (Inception) to March 31, 2009, the Company issued 103,033,333 shares of common stock (20,606,666 on a split-adjusted basis) for total cash proceeds of $3,900,500, net of issuance costs.

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

The effects of the stock splits have been reflected in the Company’s financial statements as if the stock splits were effective at the Company’s inception on July 27, 2004.

At March 31, 2009, the Company had the following outstanding non-transferable warrants, as adjusted for the five for one reverse stock split, all of which were issued in conjunction with the private placement of certain common shares:

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

100,000 share purchase warrants exercisable into one common share at a price of
US $7.50 per warrant until October 11, 2010

100,000 share purchase warrants exercisable into one common share at a price of
US $7.50 per warrant until November 28, 2010

At March 31, 2009, no warrants have been exercised and all warrants were out of the money. The warrants are exercisable upon issuance for a term of thirty-six months.

8.	STOCK BASED COMPENSATION

During the nine months ended March 31, 2009, two members of management were granted shares of common stock (the “Shares”) as compensation for services provided to the Company. The Shares were fully vested at grant date. The Shares have all ordinary and normal rights of other shares of common stock of the Company. The fair value of the Shares on the date of the grant is expensed over the applicable vesting period. There were no grants of shares of common stock to management during the nine month period ended March 31, 2008.

The Company estimates the fair value of equity awards based on the closing price on the grant date of the share. The following table presents a summary of the Company’s unvested shares, as adjusted for the five for one reverse stock split, as of March 31, 2009, including changes from grant date to March 31, 2009.

	Equity Unit	Grant-Date
Equity Awards	Awards	Fair Value

Unvested at June 30, 2008	-	-
Granted	200,000	$150,000
Vested	(200,000)	(150,000)
Forfeited	-	-

Unvested at March 31, 2009	-	$-

The aggregate fair value of the shares that vested during the nine months ended March 31, 2009 was $150,000. As of March 31, 2009, the Company’s unrecognized compensation cost related to unvested shares was $0.

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

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.	INCOME TAXES (continued)

The provision (benefit) for income taxes consists of the following for the nine months ended March 31, 2009 and 2008:

	2009	2008

Current:
Federal	$-	$-
State	-	-
Foreign	-	-
Total current	-	-

Deferred:	-	-
Federal	-	-
State	-	-
Foreign	-	-
Total deferred	-	-

Total benefit	$-	$-

A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income (loss) before income taxes is as follows:

Computed tax at the federal statutory rate of 34%	$(190,642)	$(163,677)
Colombian subsidiary tax rate differential	1,444	1,602
Nondeductible items	78,200	-
Other	2,191	-
Valuation allowance changes affecting the provision for
income taxes	108,807	162,075
Total benefit	$-	$-
Effective income tax rate	0%	0%

The tax effect of temporary differences which give rise to significant portions of deferred tax assets or liabilities at March 31, 2009 are as follows:

Deferred tax asset, current	$-

Deferred tax asset, noncurrent
Net operating loss carry forward	18,929
Amortizable assets	471,950

Deferred tax liability, noncurrent	-

Total net deferred tax asset, noncurrent	490,879

Total net deferred tax asset	490,879
Valuation allowance	(490,879)
$-

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.	INCOME TAXES (continued)

Deferred tax assets have resulted primarily from the Company’s future deductible temporary differences. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion, or all, of the deferred tax asset may not be realized. The Company’s ability to realize the deferred tax assets depends upon the generation of sufficient future taxable income to allow the utilization of the deductible temporary differences and tax planning strategies. Management evaluates the reliability of the deferred tax assets and the need for a valuation allowance annually. At this time, based on current facts and circumstances, potential benefit of the deferred tax assets has not been recognized in the consolidated financial statements because the Company cannot be assured it is more likely than not it will utilize the deferred tax assets in future years. At March 31, 2009, the Company has a net operating loss carry forward of $55,673 that expires in 2028. The Company had no uncertain tax positions as of March 31, 2009.

10.	COMMITMENTS

The Company entered into a lease agreement for office space in Colombia. At March 31, 2009, the Company’s future minimum lease payments under the lease are $450 for the year ended June 30, 2009 and $900 for the year ended June 30, 2010.

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

On January 29, 2009, the Company entered into an executive employment agreement effective December 1, 2008, with Felipe Pimienta Barrios to retain his services as Chief Financial Officer and Director of the Company. Pursuant to the terms of the agreement, the Company has agreed to pay monthly management fees of $4,000 as compensation for the services to be rendered to the Company. In addition, the agreement provides for the issuance of 100,000 shares of common stock, on a split-adjusted basis, upon entering into the agreement and upon each annual renewal of the agreement. On January 29, 2009 the Company approved the issuance of 100,000 shares of common stock, on a split-adjusted basis, to Felipe Pimienta Barrios pursuant to the terms of the agreement.

11.	GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $1,684,450 and further losses are anticipated in the development of the business, raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through private placements and public offerings of its common stock. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

During the quarter ended March 31, 2009, our wholly owned subsidiary, PetroSouth Energy Corp. BVI, had participation stakes in three separate Colombian blocks representing 197,333 acres and potential reserves of 222.01 million barrels of oil (MMBO) cumulatively. On January 19, 2009, we announced that we had repurchased a 25% interest from Cobra Oil and Gas in the North Semitropic project located in the San Joaquin Basin, Kern County, CA for a payment of $134,438, that includes the original $34,000 deposit plus the remaining balance of $100,438 which Cobra paid as the total prospect acquisition fee.

We currently have the following participation stakes:

Talora Exploration and Exploitation Contract dated September 16, 2006 (Southwest of Bogotá, Colombia)

We have a 20% participation stake in the Talora Exploration and Exploitation Contract southwest of Bogotá, Colombia. The Talora Exploration and Exploitation Contract was effective September 16, 2004 and has a surrender date of September 16, 2032. The operator and majority partner is Petroleum Equipment International with a 60% participation stake. Gran Tierra Energy, Inc., which purchased Argosy Energy International, has the remaining 20% participation stake. The 108,333 acre contiguous parcel of land contains five prospects with combined potential reserves of 209 million barrels of oil (MMBO). The Exploration and Exploitation Contract associated with the block was originally signed on September 16, 2004, providing for a 6 year exploration period and 28 year production period. The Talora contract area covers 108,333 acres and is located approximately 47 miles southwest of Bogotá, Colombia. There are currently no reserves, as this is an exploration block. We commenced drilling on the Laura-1 exploration well on December 27, 2006 and it was subsequently plugged and abandoned in January 2007. Drilling of this well has fulfilled the commitment for the second exploration phase of the contract, ending December 31, 2006. The third exploration phase has begun and there is one commitment to drill a well associated with it. The property will be returned to the government upon expiration of the production contract. As a result, there will be no reclamation costs.

On July 25, 2008 we, through our Colombian subsidiary, entered into a non-binding letter of intent agreement with Delavaco Energy Colombia Inc. Sucursal Colombia, a subsidiary of Delavaco Energy Inc., for the sale of our 20% participating interest in its Talora oil and gas property in Colombia. The total purchase price we were to receive for the sale was $3,500,000. We received a nonrefundable deposit on sale of $200,000. The non-binding letter of intent agreement provided for an exclusivity period of 120 days, which expired on or about November 30, 2008. The $200,000 deposit on sale was recorded as Other Income.

Buenavista Exploration and Production Contract dated November 8, 2004 (Northeast of Bogotá, Colombia)

We have a 16% participation stake in the Buenavista Exploration and Production Contract northeast of Bogotá, Colombia. The Buenavista Exploration and Production Contract was effective November 8, 2004 and has a surrender date of November 8, 2032. The operator and majority partner is UTO with an 84% participation stake. The 25,000 acre contiguous parcel of land contains the Bolivar field, the Bolivar prospect and three leads, representing with combined potential reserves of over 13 million barrels of oil (MMBO). The Bolivar Field represents potential reserves of 2.95 million barrels of oil. Included in the field is the La Luna formation, covering an area of 700 acres. The Exploration and Production Contract associated with the block was originally signed on November 8, 2004, providing for a 6 year exploration period and 28 year production period. The Buenavista contract area covers 25,000 acres and is located northeast of Bogotá, Colombia. The Buenavista Block is located 38 miles northwest of Colombia’s largest oil fields, the Cusiana/Cupiagua complex. Our Bolivar 1 well is currently tapping the La Luna Reservoir at approximately 3,000 feet, while producing 90 barrels of oil per day and is still being tested to determine if commercial production can be achieved. We acquired the 16% participation in the Buenavista Exploration and Production Contract through an Assignment Agreement dated August 30, 2007.

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

The assignment of the Buenavista interest was made as at the effective date of the agreement, with closing to occur on the date that the balance payment was made. In the event that the balance payment was not made within the time period required, the Buenavista interest would revert back to our company. The farm out agreement contained certain conditions precedent to closing that had to be satisfied or waived prior to closing and as such we could provide no assurance that such conditions would have be satisfied or waived as necessary. As of December 31, 2008 the balance of payment was not made by Delavaco and the Buenavista interest reverted back to our company and the $200,000 deposit was recorded as Other Income. On January 19, 2009 we announced that we completed our 70km 3D seismic shoot in our Buenavista Block and are currently evaluating this new information for two new drilling locations. The two well packages will consist of one development well and one exploratory well to begin drilling operations by the end of May 2009.

Carbonera Exploration and Exploitation Contract dated October 2, 2007 (Northeast of Bogotá, Colombia)

We acquired a 6% share interest in the Carbonera Exploration and Exploitation Contract. The Carbonera Contract encompasses a 64,000 acre concession located northeast of Bogotá near the Venezuelan border in the Catatumbo Basin region of northern Colombia. The 6% interest was acquired for US$420,000 and other considerations from Omega Energy Colombia, which is a joint interest holder with our company on several other exploration concessions in Colombia. The operator of the Carbonera Contract is Well Logging Ltd. and the concession is currently being evaluated for a combination of gas and condensate. (Gas: 4.0 MMCF/ Day and Condensate: 60 BBL/Day). Additional Wells are in the planning stage.

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

Cash Requirements

We anticipate a cash requirement in the amount of $2,798,600 during the next 12 months, mostly for drill commitments, seismic, infrastructure costs and professional fees. Accordingly, we will require additional funds to implement our exploration and development programs. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable. We need to raise additional funds in the immediate future in order to proceed with our exploration program.

Over the next 12 months we anticipate that we will incur the following cash requirements:

Amount

Advertising	$5,000
Rent	3,600
Office Expenses	5,000
Travel	15,000
Printing and Website	5,000
Interest Expense	215,000
Salaries	150,000
Professional Fees	120,000
Exploration and Development Costs	2,280,000

Total	$2,798,600

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

Results of Operations

Three month Summary ended March 31, 2009 and 2008

		Three Months Ended
		March 31
		2009		2008
Revenue	$	Nil	$	Nil
Operating Expenses		$138,124		$158,611
Interest Expense		$(50,362)		$(833)
Other Income		$222	$	Nil
Net Loss		$(188,264)		$(159,444)

Expenses

Three month Summary ended March 31, 2009 and 2008

	Three Months Ended
	March 31
	2009	2008
General and administrative	$138,124	$158,611

Operating expenses for the three months ended March 31, 2009, decreased by 12.92% as compared to the comparative period in 2008 primarily as a result of a reduction of professional fees.

Nine month Summary ended March 31, 2009 and 2008

		Nine Months Ended
		March 31
		2009		2008
Revenue	$	Nil	$	Nil
Operating Expenses		$796,308		$482,087
Interest Income (expense)		$(164,705)		$685
Other Income		$400,302	$	Nil
Net Loss		$(560,711)		$(481,402)

Other income for the nine months end March 31, 2009 increased as compared to the comparative period in 2008 primarily as a result of the expiration of a letter of intent deposit the company held with no similar activity in the previous year.

Expenses

Nine month Summary ended March 31, 2009 and 2008

	Nine Months Ended
	March 31
	2009	2008
General and administrative	$796,308	$482,087

Operating expenses for the nine months ended March 31, 2009, increased by 65.18% as compared to the comparative period in 2008 primarily as a result of an overall increase in general and administrative expenses, primarily due to increased management fees and finder’s fees.

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

Liquidity and Financial Condition

Working Capital
	At	At	Percentage
	March 31,	June 30,	Increase/
	2009	2008	(Decrease)
Current Assets	$1,359,291	$779,558	74.37%
Current Liabilities	$2,971,869	$155,022	1,817.06%
Working Capital	$(1,612,578)	$624,536	(358.20%	)

Cash Flows
	Nine Months	Nine Months
	Ended	Ended
	March 31,	March 31,
	2009	2008
Net Cash (Used in) Operating Activities	$(990,693)	(659,810)
Net Cash (Used in) Investing Activities	$(52,873)	(3,227,586)
Net Cash Provided by Financing Activities	$1,015,000	4,050,300
Increase (Decrease) in Cash During the Period	$(46,851)	168,166

As of March 31, 2009, our total assets were $8,026,401 and our total liabilities were $3,321,869 and we had a working capital deficit of $1,612,578. Our financial statements report a net loss of $560,711 for the nine months ended March 31, 2009, and a net loss of $1,684,450 for the period from July 27, 2004 (inception) to March 31, 2009.

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

Financial Instruments

The carrying value of cash, accounts receivable, advances to operators, accounts payable, accrued liabilities, loan from shareholder, advances and convertible debentures approximates their fair value because of the short maturity of these instruments.

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

The net capitalized costs of proved oil and natural gas properties are subject to a full cost ceiling limitation in which the costs are not allowed to exceed their related estimated future net reserves discounted at 10% net of tax considerations.

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

As of March 31, 2009 and 2008, there were 6,526,666 and 6,526,666 warrants outstanding, respectively that were not included in the computation of diluted earnings (loss) per share because the effect would have been anti-dilutive. These warrants reflect the 5 for 1 reverse stock split that was effective November 7, 2008.

As of March 31, 2009 and 2008, there were $1,900,000 and $1,550,000 of convertible notes outstanding, respectively that were not included in the computation of diluted earnings (loss) per share because the effect would have been anti-dilutive.

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

Foreign Currency Translation Adjustments

The U.S. dollar is the functional currency for our company’s consolidated operations except our Colombian subsidiary, which uses the Colombian peso as the functional currency. Our U.S. operations and Colombian operations do not engage in transactions other than in their functional currencies. As such, our company had no earnings impact from foreign currency transaction gains and losses. The assets and liabilities of our company’s

Colombian subsidiary are translated into U.S. dollars based on the current exchange rate in effect at the balance sheet date. Colombian income and expenses are translated at average rates for the periods presented. Translation adjustments have no effect on net income and are included in accumulated other comprehensive income in stockholders’ equity. Our company has an immaterial deferred tax asset due to a translation loss.

Comprehensive Loss

Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. Cumulative losses resulting from the translation of our company’s consolidated financial statements of $(13,394) are recorded as accumulated other comprehensive income (loss) at March 31, 2009.

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

In December 2007, FASB issued SFAS No. 141(R) “Business Combinations” (SFAS 141R). SFAS 141R defines a business combination as a transaction or other event in which an acquirer obtains control of one or more businesses. Under SFAS 141R, all business combinations are accounted for by applying the acquisition method (previously referred to as the purchase method), under which the acquirer measures all identified assets acquired, liabilities assumed, and noncontrolling interests in the acquiree at their acquisition date fair values. Certain forms of contingent consideration and certain acquired contingencies are also recorded at their acquisition date fair values. SFAS 141R also requires that most acquisition related costs be expensed in the period incurred. SFAS 141R is effective for us beginning in our first quarter of fiscal year 2010. SFAS 141R will change our accounting for business combinations on a prospective basis.

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

Item 4t. Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer) our chief financial officer (our principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our management, including our president (our principal executive officer) our chief financial officer (our principal financial officer and principal accounting officer), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our president (our principal executive officer) our chief financial officer (our principal financial officer and principal accounting officer) concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

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

We have not generated any revenues since our incorporation and we will continue to incur operating expenses without revenues until we are in commercial deployment. To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred net losses from inception to March 31, 2009 of $1,684,450. Our net cash used in operations for the nine months ended March 31, 2009 was $990,693. As of March 31, 2009 we had working capital deficit of $1,612,578. We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that drilling and completion costs increase beyond our expectations; or we encounter greater costs associated with general and administrative expenses or offering costs. The occurrence of any of the aforementioned events could adversely affect our ability to meet our business plans. We cannot provide assurances that we will be able to successfully execute our business plan. These circumstances raise substantial doubt about our ability to continue as a going concern. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Effective March 23, 2009, we arranged for the issuance of 100,000 shares of our common stock to Felipe Pimienta Barrios. These shares replace the 500,000 shares of common stock issued on January 29, 2009, pursuant to the terms of an executive employment agreement. The original 500,000 shares were to have been issued as post-split shares and have been cancelled in favor of the issuance of the 100,000 post-split shares.

We have issued all of the shares to one non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On January 29, 2009, we entered into an executive employment agreement with Felipe Pimenta Barrios, our chief financial officer and director. Pursuant to the terms of the agreement, we agree to pay to Felipe Pimenta Barrios a monthly salary of $4,000. The agreement is effective December 1, 2008 and shall continue for a period of twelve months. In addition, the agreement provides for the issuance of 500,000 shares of common stock, on a split-adjusted basis, upon entering into the agreement and upon each annual renewal of the agreement. The original 500,000 shares were to have been issued as post-split shares and have been cancelled in favor of the issuance of the 100,000 post-split shares.

On January 29, 2009, we entered into an amending agreement with Summit Consulting Limited, a company for which our president is a principle. The amending agreement amends a consulting agreement dated July 2, 2008. Under the amending agreement, we have extended the term of the consulting agreement to December 31, 2009.

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-K

Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our registration statement on form SB-2 filed on January 6, 2006)
3.2	By-laws (incorporated by reference to our registration statement on form SB-2 filed on January 6, 2006)
3.3	Articles of Merger (incorporated by reference to our current report on Form 8-k filed on May 1, 2007)

Number	Description
3.4	Certificate of Change (incorporated by reference to our current report on Form 8-k filed on May 1, 2007)
3.5	Articles of Merger filed with the Nevada Secretary of State on March 27, 2008, effective April 11, 2008 (incorporated by reference to our current report on Form 8-k filed on April 11, 2008)
(10)	Material Contracts
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

WEST CANYON ENERGY CORP.
(Registrant)

Dated: May 15, 2009	/s/ Shane Reeves
Shane Reeves
President and Director
(Principal Executive Officer)

Dated: May 15, 2009	/s/ Felipe Pimenta Barrios
Felipe Pimenta Barrios
Chief Financial Officer and Director
(Principal Financial Officer and Principal
Accounting Officer)