Form 10-K
period 2009-06-30
WEST CANYON ENERGY CORP.
filed 2009-10-13
CIK 1343601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [      ] to [      ]

Commission file number 333-120682

WEST CANYON ENERGY CORP.
(Exact name of registrant as specified in its charter)

Nevada	20-8756823
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20333 State Highway 249, Suite 200 – 11 Houston TX	77070-26133
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	281.378.1563

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

N/A
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes [   ]     No [   ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes [   ]     No [   ]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.
Yes [   ]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[   ] YES     [    ] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)
is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company”
in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]     No [ x ]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on September 25, 2009 was
$586,133.32 based on a $0.04 closing price for the Common Stock on September 25, 2009. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
21,006,666 common shares as of September 25, 2009

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1.      Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this current report and unless otherwise indicated, the terms "we", "us", "our" and "West Canyon" mean West Canyon Energy Corp. and our wholly owned subsidiaries, PetroSouth Energy Corp. BVI and Petrosouth Energy Corporation Sucursal Colombia.

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

Because we had not discovered any economically viable mineral deposits on the Chambers Township claim block, we decided to change the direction of our exploration activities to the oil and gas sector. On April 30, 2007, we completed a merger with our wholly owned subsidiary, PetroSouth Energy Corp. with PetroSouth Energy Corp. as the surviving corporation. The sole purpose for the merger was to change our name from “Mobridge Explorations Inc.” to “PetroSouth Energy Corp.”, and the subsidiary was incorporated solely for such purpose. Concurrently, our board of directors approved a 10 for one stock split of our authorized, issued and outstanding shares of common stock. As a result, our authorized capital increased from 75,000,000 shares of common stock with a par value of $0.001 to 750,000,000 shares of common stock with a par value of $0.001.

On October 2, 2007, we completed the acquisition of all the issued and outstanding common stock of PetroSouth Energy Corp. BVI pursuant to a share exchange agreement dated September 30, 2007 among our company, as purchaser, and all of the shareholders of PetroSouth Energy Corp. BVI, as vendors.

Effective April 11, 2008, we completed a merger with our wholly owned subsidiary, West Canyon Energy Corp., a Nevada corporation. The sole purpose for the merger was to change our name from “PetroSouth Energy Corp.” to “West Canyon Energy Corp.”, and the subsidiary company was incorporated solely for such purpose. We changed the name of our company to better reflect the proposed future direction and business of our company. The change of name became effective with the Over-the-Counter Bulletin Board at the opening for trading on April 11, 2008, under the stock symbol “WCYO”.

Effective November 7, 2008, we effected a five (5) old for one (1) new reverse stock split of our authorized and issued and outstanding common stock. As a result, our authorized capital decreased from 750,000,000 shares of common stock with a par value of $0.001 to 150,000,000 shares of common stock with a par value of $0.001and our issued and outstanding shares decreased from 102,533,333 shares of common stock to 20,506,666 shares of common stock. The reverse stock split became effective with the Over-the-Counter Bulletin Board at the opening for trading on November 7, 2008 under the new stock symbol “WCYN”. Our new CUSIP number is 9517360206. On September 22, 2009, we, through our subsidiary Petrosouth Energy Corp. BVI, entered into an agreement with Delavco Energy Colombia Inc. Sucursal Colombia pursuant to which we have agreed to sell 100% of our 6% non-operated participation interest in the Carbonera Block for USD$750,000. The closing of the agreement was subject to the fulfillment of certain conditions precedent. Felipe Pimienta Barrios, our chief financial officer and director, is also a consultant of Delavco Energy Colombia Inc. Closing of the agreement took place on October 2, 2009.

On September 22, 2009, we entered into a promissory note with Stealth Energy Ventures AG. The promissory note is for the principal amount of $1,050,000. We are issuing the promissory note as a result of settling a debt with Stealth Energy Ventures AG in the outstanding amount of $1,956,250. The note carries an interest rate of 9% per annum which is payable on maturity. The promissory note is repayable as follows:

i.	$450,000 payable upon disposition of our interest in the Carbonera project, which is to occur on or before November 1, 2009; and

ii.	$600,000 payable upon disposition of our interest in the Buena Vista project, which is to occur on or before May 31, 2010.

Upon closing the sale of the Carbonera Block for USD$750,000 on October 2, 2009, we paid USD$450,000 to Stealth Energy Ventures AG on October 5, 2009, in accordance with the repayment terms of the September 22, 2009 promissory note above.

We have not been involved in any bankruptcy, receivership or similar proceeding.

Our Current Business

Upon the completion of the acquisition of PetroSouth Energy Corp. BVI, we became an exploration stage company engaged in the exploration and production of oil and gas properties.

On January 29, 2009, we entered into an executive employment agreement with Felipe Pimienta Barrios, our chief financial officer and director. Pursuant to the terms of the agreement, we agreedto pay to Felipe Pimienta Barrios a monthly salary of $4,000. The agreement is effective December 1, 2008 and shall continue for a period of twelve months.

On January 29, 2009, we entered into an amending agreement with Summit Consulting Limited, a company for which our president is a principle. The amending agreement amends a consulting agreement dated July 2, 2008. Under the amending agreement, we have extended the term of the consulting agreement to December 31, 2009.

During the year ended June 30, 2009, our wholly owned subsidiary, PetroSouth Energy Corp. BVI, had participation stakes in three separate Colombian blocks representing 197,333 acres, as follows:

Talora Exploration and Exploitation Contract dated September 16, 2006 (Southwest of Bogotá, Colombia) We have a 20% participation stake in the Talora Exploration and Exploitation Contract southwest of Bogotá, Colombia. The Talora Exploration and Exploitation Contract was effective September 16, 2004 and has a surrender date of September 16, 2032. The operator and majority partner is Petroleum Equipment International with a 60% participation stake. Gran Tierra Energy, Inc., which purchased Argosy Energy International, has the remaining 20% participation stake. The 108,333 acre contiguous parcel of land contains five prospects. The Exploration and Exploitation Contract associated with the block was originally signed on September 16, 2004, providing for a 6 year exploration period and 28 year production period. The Talora contract area covers 108,333 acres and is located approximately 47 miles southwest of Bogotá, Colombia. There are currently no reserves, as this is an exploration block. PetroSouth Energy Corp. BVI, our predecessor, commenced drilling on the Laura-1 exploration well on December 27, 2006 and it was subsequently plugged and abandoned in January 2007. Drilling of this well has fulfilled the commitment for the second exploration phase of the contract, ending December 31, 2006.

The third exploration phase has begun and had one commitment to drill a well.. To fulfill this commitment, we commenced drilling of the Manatial development Well in January of 2008. During the drilling of the Manatial, we encountered rig problems that caused damage to the well. During most of 2008 we were waiting on a new drilling rig for reentry into the well. During the year, an unsuccessful re-entry workover was performed on the Manatial and the well was determined to be a dry hole. In June of 2009, the Manatial was plugged and abandoned. During 2009, we commenced drilling on the Montemelo development well and it was subsequently plugged and abandoned in June of 2009. Under the full cost method of accounting, the costs associated with abandoned wells are to be transferred to the full cost pool and depleted over the useful life of proved reserves. Since we have no proven reserve value for the year ended June 30, 2009, these costs are considered impaired, as they can provide no future value. We recognized $1,998,801 in Impairment of Unproved Property expense related to the Tolora Block for the year ended June 30, 2009. The property will be returned to the government upon expiration of the production contract.

On July 25, 2008 we, through our subsidiary, entered into a non-binding letter of intent agreement with Delavaco Energy Colombia Inc. Sucursal Colombia, a subsidiary of Delavaco Energy Inc., for the sale of our 20% participating interest in its Talora oil and gas property in Colombia. The total purchase price we were to receive for the sale was $3,500,000. We received a nonrefundable deposit on sale of $200,000. The non-binding letter of intent agreement provided for an exclusivity period of 120 days, which expired on or about November 30, 2008. The $200,000 deposit on sale was recorded as Other Income for the year ended June 30, 2009

Buenavista Exploration and Production Contract dated November 8, 2004 (Northeast of Bogotá, Colombia) We have a 16% participation stake in the Buenavista Exploration and Production Contract northeast of Bogotá, Colombia, which we acquired through an Assignment Agreement dated August 30, 2007. The Buenavista Exploration and Production Contract was effective November 8, 2004 and has a surrender date of November 8, 2032. The operator and majority partner is UTO with an 84% participation stake. The 25,000 acre contiguous parcel of land contains the Bolivar field, the Bolivar prospect and three leads. Included in the field is the La Luna formation, covering an area of 700 acres. The Exploration and Production Contract associated with the block was originally signed on November 8, 2004, providing for a 6 year exploration period and 28 year production period. The Buenavista contract area covers 25,000 acres and is located northeast of Bogotá, Colombia. The Buenavista Block is located 38 miles northwest of Colombia’s largest oil fields, the Cusiana/Cupiagua complex. Our Bolivar 1 well is currently tapping the La Luna Reservoir at approximately 3,000 feet, while producing 90 barrels of oil per day. In May of 2009, the Bolivar 1 well was determined to be non-commercial as a stand-alone well. In December of 2007, we commenced drilling on the Bochica 1 development well. During the initial drilling of the Bochica1, we had to cease drilling until additional drilling rigs could be obtained. In early 2008, a workover was performed on the Bochica 1 well, but was not successful. In January 2009, we completed our seismic 3D shoot in the 70 kilometer area around the Bochica 1 well to determine if we had any further potential production zones. In May 2009, the Bochica 1 well was determined to be a dry hole and was subsequently plugged and abandoned. Under the full cost method of accounting, the costs associated with abandoned wells is to be transferred to the full cost pool and depleted over the useful life of proved reserves. Since we have no proven reserve value for the year ended June 30, 2009, these costs are considered impaired, as they can provide no future value. We recognized $1,197,229 in Impairment of Unproved Property expense related to the 2 wells in the Buenavista Block for the year ended June 30, 2009.

In May of 2009, the Bolivar 2 well was drilled based on the information obtained from the 3D seismic information from the Bochica 1 well site. As of June 30, 2009, the Bolivar 2 well was in the process of determination testing for proved reserves.

Effective September 16, 2008 we, through our Colombian subsidiary, entered into a farm out agreement with Delavaco Energy Colombia Inc. Sucursal Colombia, a subsidiary of Delavaco Energy Inc., for the sale of our 16% participating interest in the Buenavista oil and gas property in Colombia. The total purchase price we were to receive for the sale was $4,000,000. We received a nonrefundable deposit on sale of $200,000. The balance of $3,800,000 was to be paid on the earlier of (i) 30 days from a Liquidity Event by Delavaco (as defined by the farm out agreement), or (ii) December 31, 2008. As of December 31, 2008 the balance of payment was not made by Delavaco and the Buenavista interest reverted back to our company and the $200,000 deposit was recorded as Other Income.

Carbonera Exploration and Exploitation Contract dated October 2, 2007 (Northeast of Bogotá, Colombia)

We acquired a 6% share interest in the Carbonera Exploration and Exploitation Contract. The Carbonera Contract encompasses a 64,000 acre concession located northeast of Bogotá near the Venezuelan border in the Catatumbo Basin region of northern Colombia. The 6% interest was acquired for US$420,000 and other considerations from Omega Energy Colombia, which is a joint interest holder with our company on several other exploration concessions in Colombia. The operator of the Carbonera Contract is Well Logging Ltd. and the concession is currently being evaluated for a combination of gas and condensate. Additional Wells are in the planning stage.

On September 22, 2009, we, through our subsidiary Petrosouth Energy Corp. BVI, entered into an agreement with Delavco Energy Colombia Inc. Sucursal Colombia pursuant to which we have agreed to sell 100% of our 6% non-operated participation interest in the Carbonera Block for USD$750,000. The closing of the agreement is subject to the fulfillment of certain conditions precedent. Felipe Pimienta Barrios, our chief financial officer and director, is also a consultant of Delavco Energy Colombia Inc. Closing of the agreement took place on October 2, 2009.

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

Employees

We currently have two employees. We do not anticipate any significant changes in the number of our employees.

Research and Development

To date, execution of our business plan has largely focused on exploration of oil and gas resources on those properties subject to which we have a participation stake. We currently do not have any plan for research and development.

Item 1A.    Risk Factors

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

We have not generated any revenues since our incorporation and we will continue to incur operating expenses without revenues until we are in commercial deployment. To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred net losses from inception to June 30, 2009 of $(5,039,531). Our net cash used in operations for the year ended June 30, 2009 was $1,090,172. As of June 30, 2009 we had working capital deficit of ($3,384,121). We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that drilling and completion costs increase beyond our expectations; or we encounter greater costs associated with general and administrative expenses or offering costs. The occurrence of any of the aforementioned events could adversely affect our ability to meet our business plans. We cannot provide assurances that we will be able to successfully execute our business plan. These circumstances raise substantial doubt about our ability to continue as a going concern. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

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

If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be unable to continue our business and as a result may be required to scale back or cease operations of our business, the result of which would be that our stockholders would lose some or all of their investment.

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

Item 1B.    Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.      Properties

Executive Offices

Our executive office is located at 20333 State Highway 249, Suite 200 – 113, Houston, Texas 77070-26133. Our telephone number is (281) 378-1563. We believe the space is adequate for our current needs and that suitable space will be available to accommodate our future needs. This lease is currently on a month to month contract at a cost of US $260.31 per month. In addition to our U.S. office, we also maintain a branch office through our wholly owned subsidiary PetroSouth Energy Corp. The lease is valid through December 2009 at a cost of $150 per month, and is renewable at our option at a cost of approximately $150 per month contingent upon exchange rates.

Item 3.      Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our Company.

Item 4.      Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended June 30, 2009.

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock are quoted for trading on the OTC Bulletin Board under the symbol WCYN. Our transfer agent is Island Stock Transfer Inc., 100 Second Avenue South, Suite 104N, St. Petersburg, Florida 33701. We began trading on July 23, 2007. On September 25, 2009, the closing bid price for the common stock was $0.04.

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board(1)
Quarter Ended	High	Low
June 30, 2009	$0.40	$0.027
March 31, 2009	$0.30	$0.04
December 31, 2008	$1.10	$0.064
September 30, 2008	$0.31	$0.07
June 30, 2008	$0.68	$0.14

National Association of Securities Dealers OTC Bulletin Board(1)
Quarter Ended	High	Low
March 31, 2008	$1.37	$0.42
December 31, 2007	$2.33	$1.06
September 30, 2007	$2.02	$1.55

On September 25, 2009, the shareholders' list of our common shares showed 89 registered shareholders and 21,006,666 shares outstanding.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Equity Compensation Plan Information

During the year ended June 30, 2009, 100,000 shares were issued to our president and our chief financial officer, pursuant to consulting agreements.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended June 30, 2009 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended June 30, 2009.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended June 30, 2009.

Item 6.      Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 8 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations for our Years Ended June 30, 2009 and 2008

Our net loss for our year ended June 30, 2009, for our year ended June 30, 2008 and the changes between those periods for the respective items are summarized as follows:

	Year Ended June 30 2009 $	Year Ended June 30, 2008 $	Change Between Year Ended June 30, 2009 and June 30, 2008 $
Revenue	Nil	Nil	Nil
Impairments of Unproved Property	3,196,030	Nil	3,196,030
General and Administrative	903,846	915,129	(11,283)
Interest Expense	216,003	59,840	156,163
Other Income	400,087	Nil	400,087
Net Loss	3,915,792	974,969	(2,940,823)

Revenue

We have not earned any revenues from operations since inception and we do not anticipate earning revenues until such time as we have entered into commercial production of our oil and gas projects. We are currently in the exploration stage of our business and we can provide no assurances that we will discover commercially exploitable resources on our properties, or if such resources are discovered, that we will be able to enter into commercial production.

Impairment of Unproved Property

The increase in the Impairment of Unproved Property for the year ended June 30, 2009 is due to final determination and abandonment of 4 wells. We had been in the process of drilling these wells during fiscal year 2008 and into 2009. During the fourth quarter, these wells were deemed to be either dry holes or not commercially viable. Under the full cost method of accounting, cost related to dry holes or non commercial wells are depleted over the useful life of proved reserves. Since we have no proven reserve value as of June 30, 2009, these costs are considered impaired and are to be charged to expense. We recognized a total of $ 3,196,030 in Impairment of Unproved Property expense related to the abandoned exploration activities on the Talora and Buena Vista properties as of June 30, 2009.

General and Administrative

The decrease in General and Administrative expenses for the year ended June 30, 2009 is due to concerted efforts at controlling costs in response to the economic downturn and declining energy prices.

Interest Expense

The increase in interest expense for the year ended June 30, 2009 is due to interest on our outstanding debt balances over the entire 12 month period ended June 30, 2009. During 2008, the year in which debt was issued, we only incurred interest on our outstanding debt balances over periods of one to six months, as the debt was issued.

Other income

The increase in Other Income is related to forfeited deposits related to the Talora and Buena Vista properties. Effective September 16, 2008 we, through our subsidiary, entered into a farm out agreement with Delavaco Energy

Colombia Inc. Sucursal Colombia, a subsidiary of Delavaco Energy Inc., for the sale of our 16% participating interest in the Buenavista oil and gas property in Colombia. The total purchase price we were to receive for the sale was $4,000,000, of which we received a nonrefundable deposit of $200,000. The non-binding letter of intent agreement provided for an exclusivity period to end on December 31, 2008, at which time the deposit was forfeited. The $200,000 deposit was recorded as Other Income on December 31, 2008.

On July 25, 2008 we, through our subsidiary, entered into a non-binding letter of intent agreement with Delavaco Energy Colombia Inc. Sucursal Colombia, a subsidiary of Delavaco Energy Inc., for the sale of our 20% participating interest in its Talora oil and gas property in Colombia. The total purchase price we were to receive for the sale was $3,500,000. We received a nonrefundable deposit on sale of $200,000. The non-binding letter of intent agreement provided for an exclusivity period of 120 days, which expired on or about November 30, 2008. The $200,000 deposit was recorded as Other Income on November 30, 2008.

In total, we recognized $400,000 in Other Income related to these forfeited deposits.

Liquidity and Financial Condition

Working Capital

	At	At
	June 30,	June 30,
	2009	2008
Current assets	$81,447	$779,558
Current liabilities	3,465,568	155,022
Working capital	$(3,384,121)	$624,536

Cash Flows

	Year Ended
	June 30,	June 30
	2009	2008
Cash flows used in operating activities	$(1,090,172)	$(1,228,365)
Cash flows used in investing activities	(284,467)	(3,138,227)
Cash flows provided by financing activities	1,314,985	4,400,300
Effect of Exchange Rate on Cash	(9,780)	4,981
Net increase (decrease) in cash during period	$(69,442)	$38,599

Operating Activities

Net cash used in operating activities was $1,090,172 for our year ended June 30, 2009 compared with cash used in operating activities of $1,228,365 in the same period in 2008. The decrease of $138,193 in operating activities is mainly attributable to the Company’s efforts to control costs due to declining energy prices as well as the decline in the general economy.

Investing Activities

Net cash used in investing activities was $109,467 for our year ended June 30, 2009 compared to net cash used in investing activities of $3,138,227 in the same period in 2008. The decrease of $3,028,760 in investing activities is mainly attributable to the Company's lack of significant purchases of oil and gas properties in the year ended June 30, 2009 whereas the Company acquired 3 oil and gas properties in Colombia during the year ended June 30, 2008.

Financing Activities

Net cash from financing activities was $1,139,985 for our year ended June 30, 2009 compared to $4,400,300 in the same period in 2008. The decrease of $3,260,315 in financing activities is mainly attributable to decline in the general economy providing less access to capital, as well as the Company’s reduced investment in oil and gas properties during the year ended June 30, 2009 as compared to June 30, 2008, in which the Company acquired three oil and gas properties in Colombia.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our company has incurred a net loss of $3,915,792 for the year ended June 30, 2009 [2008 - $974,969] and at June 30, 2009 had a deficit accumulated during the exploration stage of $5,039,531 [2008 – $1,123,739]. Our company has not generated any revenue, has an accumulated deficit and negative working capital of $3,384,121 as at June 30, 2009. Our company requires additional funds to maintain its existing operations and to acquire new business assets. These conditions raise substantial doubt about our company’s ability to continue as a going concern. Management’s plans in this regard are to raise equity and debt financing as required, but there is no certainty that such financing will be available or that it will be available at acceptable terms. The outcome of these matters cannot be predicted at this time.

These financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future debt or equity financing.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company’s fiscal year end is June 30.

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

Accounting for Oil and Gas Properties

The Company uses the full-cost method of accounting for its exploration and development activities. Under this method of accounting, the cost of both successful and unsuccessful exploration and development activities are capitalized as property and equipment. The Company has not incurred any internal costs that are directly related to exploration and development activities, including salaries and benefits, which could be capitalized as part of property and equipment. Proceeds from the sale or disposition of oil and gas properties are accounted for as a reduction to capitalized costs unless a significant portion (greater than 25 percent) of the Company’s reserve quantities in a particular country are sold, in which case a gain or loss is recognized.

Under the full-cost method of accounting, the Company applies a ceiling test to the capitalized cost in the full cost pool. The Company computes the ceiling test so that capitalized cost, less accumulated depletion and related deferred income tax, do not exceed an amount (the ceiling) equal to the sum of: (A) The present value, using a ten percent discount rate, of estimated future net revenue computed by applying current prices of oil and gas reserves (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current cost) to be incurred in developing and producing the proved reserves computed using a discount factor of ten percent and assuming continuation of existing economic conditions; plus (B) the cost of unevaluated properties and major development projects excluded from the costs being amortized; plus (C) the lower of cost or estimated fair value of unproven properties included in the costs being amortized; less (D) income tax effects related to differences between the book and tax basis of the property. If capitalized costs exceed this limit, the excess is charged to expense and reflected as additional DD&A. Oil and gas unevaluated properties and properties under development include costs that are excluded from costs being depreciated or amortized. These costs represent investments in unproved properties and major development projects in which the Company owns a direct interest. The Company excludes these costs until proved reserves are found, until it is determined that the costs are impaired, or major development projects are placed in service. All costs excluded are reviewed at least quarterly to determine if impairment has occurred. The Company adds the amount of impairment assessed to the cost to be amortized subject to the ceiling test.

The Company recognizes liabilities for retirement obligations associated with tangible long-lived assets, such as producing well sites, when there is a legal obligation associated with the retirement of such assets and the amount can be reasonably estimated.

Revenue Recognition

Oil and natural gas revenues related to proved oil and gas properties are recorded using the sales method whereby the Company recognizes oil and natural gas revenue based on the amount of oil and gas sold to purchasers when title passes, the amount is determinable and collection is reasonably assured. Actual sales of gas are based on sales, net of the associated volume charges for processing fees and for costs associated with delivery, transportation, marketing, and royalties in accordance with industry standards. Operating costs and taxes are recognized in the same period in which revenue is earned.

Oil and natural gas revenues and lease operating expenses related to unproved oil and gas properties that are being evaluated for commercial viability are offset against the full cost pool until proved reserves are established, or determination is made that the unproved properties are impaired.

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

As of June 30, 2009 and 2008, there were 6,526,666 and 6,526,666 warrants outstanding, respectively that were not included in the computation of diluted earnings (loss) per share because the effect would have been anti-dilutive. These warrants reflect the 5 for 1 reverse stock split that was effective November 7, 2008.

As of June 30, 2009 and 2008 there were $1,900,000 and $1,900,000 of convertible notes outstanding, respectively that were not included in the computation of diluted earnings (loss) per share because the effect would have been anti-dilutive.

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

Comprehensive Loss

Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. Cumulative losses resulting from the translation of the Company’s subsidiary’s financial statements of $4,897 are recorded as accumulated other comprehensive loss at June 30, 2009.

Subsequent Events

Effective for the year ended June 30, 2009, we implemented Statement of Financial Accounting Standards No. 165, Subsequent Events, or SFAS 165. The standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. The adoption of SFAS 165 did not impact our financial position or results of operations. We evaluated all events or transactions that occurred after June 30, 2009 up through the date we issued these financial statements on October 13, 2009.

On September 22, 2009, we, through our subsidiary Petrosouth Energy Corp. BVI, entered into an agreement with Delavco Energy Colombia Inc. Sucursal Colombia pursuant to which we have agreed to sell 100% of our 6% non-operated participation interest in the Carbonera Block for USD$750,000. The closing of the agreement was subject to the fulfillment of certain conditions precedent. Felipe Pimienta Barrios, our chief financial officer and director, is also a consultant of Delavco Energy Colombia Inc. Closing of the agreement took place on October 2, 2009.

On September 22, 2009, we entered into a promissory note with Stealth Energy Ventures AG. The promissory note is for the principal amount of $1,050,000. We are issuing the promissory note as a result of settling a debt with Stealth Energy Ventures AG in the outstanding amount of $1,956,250. The note carries an interest rate of 9% per annum which is payable on maturity. The promissory note is repayable as follows:

i.	$450,000 payable upon disposition of our interest in the Carbonera project, which is to occur on or before November 1, 2009; and

ii.	$600,000 payable upon disposition of our interest in the Buena Vista project, which is to occur on or before May 31, 2010.

Upon closing the sale of the Carbonera Block for USD$750,000 on October 2, 2009, we paid USD$450,000 to Stealth Energy Ventures AG on October 5, 2009, in accordance with the repayment terms of the September 22, 2009 promissory note above.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162 (FAS 168). This standard establishes the FASB Accounting Standards Codification as the source of authoritative U.S. GAAP recognized by the FASB. The Codification does not change current U.S. GAAP but is intended to simplify user access to all authoritative U.S. GAAP by providing all literature related to a particular topic in one place. All existing accounting standard documents will be superseded. FAS 168 will be effective beginning in the Company's first quarter of fiscal year 2010, and its adoption is not expected to have an impact on the Company's consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (FAS 167), which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. FAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. FAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity and requires additional disclosures about a company's involvement in variable interest entities. FAS 167 will be effective as of the beginning of the Company's fiscal year 2011. The Company is currently evaluating the impact, if any, of adoption of FAS 167 on its consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (FAS 165). FAS 165 incorporates existing guidance into the accounting literature for the accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued. In addition, the standard requires disclosure of the date through which a company has evaluated subsequent events. FAS 165 became effective as of the end of the Company's fiscal year 2009, and the required disclosure has been provided in Note 1 - Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements. The adoption did not have a material effect on the Company's consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 is intended to improve financial reporting by indentifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. This statement became effective on November 15, 2008 and did not have a material effect on the Company’s consolidated financial statements. SFAS No. 162 will be superceded when SFAS No. 168 becomes effective in the Company’s first quarter of fiscal year 2010.

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

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, including interim periods within that fiscal year. We did not elect the fair value option for any of our existing financial instruments as of June 30, 2009 and we have not determined whether or not we will elect this option for financial instruments we may acquire in the future.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 does not require new fair value measurements but rather defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. The standard, as originally issued, was to be effective as of the beginning of the Company's fiscal year 2009. With the issuance in February 2008 of FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, the FASB approved a one-year deferral to the beginning of the Company's fiscal year 2010 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis at least annually. The Company's adoption of the provisions of FAS 157 applicable to financial instruments as of July 1, 2008, did not have a material impact on the Company's financial position, results of operations, or cash flows. The provisions of FAS 157 applicable to non-financial assets and liabilities are currently not expected to have a material effect on the Company's consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.       Financial Statements

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
West Canyon Energy Corp. and Subsidiary (formerly PetroSouth Energy Corp.)
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of West Canyon Energy Corp. and Subsidiary (An Exploration Stage Company) (the Company) as of June 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and for the period from inception (July 27, 2004) to June 30, 2009. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audits included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the operating effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of West Canyon Energy Corp. and Subsidiary (An Exploration Stage Company) at June 30, 2009 and 2008, and the consolidated results of operations and cash flows for the years then ended and for the period from inception (July 27, 2004) to June 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 11 to the consolidated financial statements, the Company has incurred losses since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfill its exploration activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 11. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weaver and Tidwell, L.L.P.

WEAVER AND TIDWELL, L.L.P.
Houston, Texas
October 14, 2009

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	June 30,	June 30,
	2009	2008
ASSETS
Current Assets
Cash and Cash Equivalents	$30,003	$99,445
Advances to Operators	7,920	662,585
Accounts Receivable	36,651	17,078
Prepaid Expenses	6,873	450
Total Current Assets	81,447	779,558
Unproved Interest	4,717,183	6,404,735
Deferred Financing Costs, net	21,655	-
Furniture & Equipment, net	3,531	4,257
Total Assets	$4,823,816	$7,188,550

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable - Trade	$158,045	$18,727
Accrued Interest Payable	57,372	59,871
Accrued Liabilities	8,993	69,784
Other Liabilities	1,173	6,340
Notes Payable - Current	1,900,000	-
Advances	1,339,985	-
Loan from Shareholders	-	300
Total Current Liabilities	3,465,568	155,022
Notes Payable	-	1,900,000
Total Liabilities	3,465,568	2,055,022
STOCKHOLDERS’ EQUITY
Common Stock
Authorized: 150,000,000 shares, par value $0.001
Issued and outstanding: 20,606,667 and 20,406,667
shares, respectively	20,607	20,407
Additional paid-in capital	6,382,069	6,231,969
Deficit Accumulated During the Exploration Stage	(5,039,531)	(1,123,739)
Accumulated Other Comprehensive Income (Loss)	(4,897)	4,891
Total Stockholders' Equity	1,358,248	5,133,528
Total Liabilities and Stockholders' Equity	$4,823,816	$7,188,550

The accompanying notes are an integral part of these statements.

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

	Cumulative
	Period
	from Inception,	Year	Year
	July 27, 2004	Ended	Ended
	to June 30,	June 30,	June 30,
	2009	2009	2008

Revenue	$-	$-	$-
Mineral Property Costs
Impairment of unproved interest	3,196,030	3,196,030	-
Operating Expenses
General & Administrative	1,967,745	903,846	915,129
Total Expenses	5,163,775	4,099,876	915,129
Net Loss from Operations	(5,163,775)	(4,099,876)	(915,129)
Interest Income (Expense)	(275,843)	(216,003)	(59,840)
Other Income	400,087	400,087	-
Income (Loss) Before Income Taxes	(5,039,531)	(3,915,792)	(974,969)
Income Taxes	-	-	-
Net loss	(5,039,531)	(3,915,792)	(974,969)
Foreign Currency Translation	(4,897)	(9,788)	4,891
Comprehensive Income (loss)	$(5,044,428)	$(3,925,580)	$(970,078)

Basic and Diluted earnings (loss) per share		$(0.19)	$(0.05)

Number of common shares used
in basic and diluted computation		20,542,831	18,564,226

The accompanying notes are an integral part of these statements.

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

	Cumulative
	Period	Year	Year
	from Inception,	Ended	Ended
	July 27, 2004 to	June 30,	June 30,
	June 30, 2009	2009	2008
Operating Activities
Net loss	$(5,039,531)	$(3,915,792)	$(974,969)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation	2,736	726	2,010
Amortization of deferred financing costs	44,845	44,845	-
Impairment of unproved interest	3,196,030	3,196,030
Non-cash payment of compensation	465,000	150,000	315,000
Advances to operators, receivables and prepaids	(1,231,353)	(594,642)	(636,711)
Accounts payable and accrued liabilities	177,909	33,828	66,305
Other liabilities	1,173	(5,167)	-
Net Cash Used in Operating Activities	(2,383,191)	(1,090,172)	(1,228,365)
Investing Activities
Unproved interests	(2,373,750)	(284,467)	(2,089,283)
Acquisition, net of cash acquired	401,056	-	401,056
Loans to affiliated company	(2,750,000)	-	(1,450,000)
Net Cash Used in Investing Activities	(4,722,694)	(284,467)	(3,138,227)
Financing Activities
Proceeds from issuance of common stock	3,900,500	-	2,700,000
Advances from shareholder	200,000	-	-
Shareholder loan	25,000	-	-
Proceeds from convertible debt	1,900,000	-	1,900,000
Deferred financing costs	(25,000)	(25,000)	-
Proceeds from advances	1,339,985	1,339,985	-
Repayments of advances from shareholder	(199,700)	-	(199,700)
Net Cash Provided by Financing Activities	7,140,785	1,314,985	4,400,300
Effect of exchange rate on cash	(4,897)	(9,788)	4,891
Increase (decrease) In Cash During The Period	30,003	(69,442)	38,599
Cash, Beginning Of Period	-	99,445	60,846
Cash, End Of Period	$30,003	$30,003	$99,445
Supplemental disclosure of noncash investing activities:
Shareholder loans contributed to capital	$25,300	$300	$-
Acquisition of PetroSouth Energy Corp BVI:			$-
Issuance of 5,653,333 shares of common stock	$2,011,876	$-	$2,011,876
Forgiveness of demand loans receivable from
affiliated company	$2,750,000	$-	$2,750,000

The accompanying notes are an integral part of these statements.

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY PERIOD
FROM JULY 27, 2004 (INCEPTION) TO MARCH 31, 2009

				DEFICIT
				ACCUMULATED	ACCUMULATED
	COMMON STOCK		ADDITIONAL	DURING THE	OTHER
			PAID-IN	EXPLORATION	COMPREHENSIVE
	SHARES	AMOUNT	CAPITAL	STAGE	INCOME (LOSS)	TOTAL

Balance July 27, 2004 (date of Inception)	-	$-	$-	$-	$-	$-

Issuance of Common Stock for cash at
$.0005, January 2005	11,000,000	11,000	(5,500)	-		5,500

Issuance of Common Stock for cash at
$.005, June 2005	2,400,000	2,400	9,600	-		12,000

Issuance of Common Stock for cash at
$.10, September 2005	180,000	180	17,820	-		18,000

Net Loss				(37,796)		(37,796)

Balance, June 30, 2006	13,580,000	$13,580	21,920	(37,796)	$-	$(2,296)

Issuance of Common Stock for cash at
$3.75, May 2007	53,333	53	199,947	-		200,000

Shareholder Loan Contributed to Capital
May 2007			25,000	-		25,000

Issuance of Common Stock for cash at
$3.75, June 2007	266,667	267	999,733	-		1,000,000

Net Loss	0	0	-	(110,974)		(110,974)

Balance, June 30, 2007	13,900,000	$13,900	1,246,600	(148,770)	$-	$1,111,730

Issuance of Common Stock for cash at
$5.00, August 2007	300,000	300	1,499,700	-		1,500,000

Issuance of Common Stock for cash at
$3.75, May 2007; closed September 2007	53,333	53	199,947	-		200,000

Issuance of Common Stock at $0.35 for all
of the issued and outstanding common
shares of PetroSouth Energy Corp. BVI,
October 2, 2007	5,653,333	5,654	2,006,222	-		2,011,876

Issuance of Common Stock for cash at
$5.00, October 11, 2007, net of fees of $17,600	100,000	100	482,400	-		482,500

Issuance of Common Stock for cash at
$5.00, November 28, 2007, net of fees of $17,600	100,000	100	482,400	-		482,500

Issuance of Common Stock for services
$1.05, June 23, 2008	300,000	300	314,700			315,000

Net Loss				(974,969)		(974,969)

Comprehensive Income					4,891	4,891

Balance, June 30, 2008	20,406,667	$20,407	$6,231,969	$(1,123,739)	$4,891	$5,133,528

Issuance of Common Stock for services
$1.30, July 22, 2008	100,000	100	129,900			130,000

Issuance of Common Stock for services
$0.20, January 29, 2009	100,000	100	19,900			20,000

Shareholder Loan Contributed to Capital

June 2007			300			300

Net Loss				(3,915,792)		(3,915,792)

Comprehensive Income					(9,788)	(9,788)

Balance, June 30, 2009	20,606,667	$20,607	$6,382,069	$(5,039,531)	$(4,897)	$1,358,248

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

Effective April 11, 2008, the Company completed a merger with its wholly owned subsidiary, West Canyon Energy Corp., a Nevada corporation. The sole purpose of the merger was to change the name of the Company from PetroSouth Energy Corp. to West Canyon Energy Corp., and the subsidiary company was incorporated solely for such purpose.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)           Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company’s fiscal year end is June 30.

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

d)           Concentration of Credit Risk

The Company’s financial instruments exposed to concentrations of credit risk consist primarily of cash deposits held by financial institutions and notes payable and advances. Cash is maintained at two financial institutions. The Company places cash deposits with highly rated financial institutions located in the United States and Colombia. At times, cash balances held in financial institutions in the United States may be in excess of FDIC insurance limits. Balances held in Colombia are not subject to FDIC protection. The Company believes the financial institutions are financially strong and the risk of loss is minimal. The Company has not experienced any losses with respect to the related risks and does not believe its exposure to such risk is more than nominal. The notes payable are issued by one lender and the advances have been provided by a separate entity. The Company believes these entities are financially strong and the risk of loss is minimal.

All operations and efforts of the Company are focused in the oil and gas industry and are subject to the related risks of the industry. The bulk of the Company’s oil and gas properties and all related operations are located in Bogota, Colombia.

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

g)           Accounting for Oil and Gas Properties

The Company uses the full-cost method of accounting for its exploration and development activities. Under this method of accounting, the cost of both successful and unsuccessful exploration and development activities are capitalized as property and equipment. The Company has not incurred any internal costs that are directly related to exploration and development activities, including salaries and benefits, which could be capitalized as part of property and equipment. Proceeds from the sale or disposition of oil and gas properties are accounted for as a reduction to capitalized costs unless a significant portion (greater than 25 percent) of the Company’s reserve quantities in a particular country are sold, in which case a gain or loss is recognized. Under the full-cost method of accounting, the Company applies a ceiling test to the capitalized cost in the full cost pool. The Company computes the ceiling test so that capitalized cost, less accumulated depletion and related deferred income tax, do not exceed an amount (the ceiling) equal to the sum of: (A) The present value, using a ten percent discount rate, of estimated future net revenue computed by applying current prices of oil and gas reserves (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current cost) to be incurred in developing and producing the proved reserves computed using a discount factor of ten percent and assuming continuation of existing economic conditions; plus (B) the cost of unevaluated properties and major development projects excluded from the costs being amortized; plus (C) the lower of cost or estimated fair value of unproven properties included in the costs being amortized; less (D) income tax effects related to differences between the book and tax basis of the property. If capitalized costs exceed this limit, the excess is charged to expense and reflected as additional DD&A. During the year ended June 30, 2008, the Company did not have a ceiling test impairment. The Company’s oil and gas properties totaling $6,404,735 consists solely of unevaluated properties excluded from the costs being amortized. See Note 4. Unproved Interest for further discussion.

Oil and gas unevaluated properties and properties under development include costs that are excluded from costs being depreciated or amortized. These costs represent investments in unproved properties and major development projects in which the Company owns a direct interest. The Company excludes these costs until proved reserves are found, until it is determined that the costs are impaired, or major development projects are placed in service. All costs excluded are reviewed at least quarterly to determine if impairment has occurred. The Company adds the amount of impairment assessed to the cost to be amortized subject to the ceiling test.

The Company recognizes liabilities for retirement obligations associated with tangible long-lived assets, such as producing well sites, when there is a legal obligation associated with the retirement of such assets and the amount can be reasonably estimated.

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

h)           Revenue Recognition

Oil and natural gas revenues related to proved oil and gas properties are recorded using the sales method whereby the Company recognizes oil and natural gas revenue based on the amount of oil and gas sold to purchasers when title passes, the amount is determinable and collection is reasonably assured. Actual sales of gas are based on sales, net of the associated volume charges for processing fees and for costs associated with delivery, transportation, marketing, and royalties in accordance with industry standards. Operating costs and taxes are recognized in the same period for which revenue is earned. The Company did not recognize any revenue related to proved oil and gas properties during the years ended June 30, 2009 and 2008.

Oil and natural gas revenues and lease operating expenses related to unproved oil and gas properties that are being evaluated for commercial viability are offset against the full cost pool until proved reserves are established, or determination is made that the unproved properties are impaired. During the years ended June 30, 2009 and 2008, the Company offset $114,729 and $152,282, respectively, of oil and gas revenue, net of lease operating expense, against the full cost pool related to the Bolivar 1 well.

i)           Income Taxes

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

As of June 30, 2009 and 2008, there were 6,526,666 warrants outstanding, that were not included in the computation of diluted earnings (loss) per share because the effect would have been anti-dilutive. These warrants reflect the 5 for 1 reverse stock split that was effective November 7, 2008.

As of June 30, 2009 and 2008 there were $1,900,000 of convertible notes outstanding, that were not included in the computation of diluted earnings (loss) per share because the effect would have been anti-dilutive.

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

m)           Comprehensive Loss

Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. Cumulative losses resulting from the translation of the Company’s subsidiary financial statements of $4,897 are recorded as accumulated other comprehensive loss at June 30, 2009

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

n)           Subsequent Events

Effective for the year ended June 30, 2009, we implemented Statement of Financial Accounting Standards No. 165, Subsequent Events, or SFAS 165. The standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. The adoption of SFAS 165 did not impact our financial position or results of operations. We evaluated all events or transactions that occurred after June 30, 2009 up through the date we issued these financial statements on October 13, 2009.

o)           Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162 (FAS 168). This standard establishes the FASB Accounting Standards Codification as the source of authoritative U.S. GAAP recognized by the FASB. The Codification does not change current U.S. GAAP but is intended to simplify user access to all authoritative U.S. GAAP by providing all literature related to a particular topic in one place. All existing accounting standard documents will be superseded. FAS 168 will be effective beginning in the Company's first quarter of fiscal year 2010, and its adoption is not expected to have an impact on the Company's consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (FAS 167), which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. FAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. FAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity and requires additional disclosures about a company's involvement in variable interest entities. FAS 167 will be effective as of the beginning of the Company's fiscal year 2011. The Company is currently evaluating the impact, if any, of adoption of FAS 167 on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 is intended to improve financial reporting by indentifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. This statement became effective on November 15, 2008 and did not have a material effect on the Company’s consolidated financial statements. SFAS No. 162 will be superceded when SFAS No. 168 becomes effective in the Company’s first quarter of fiscal year 2010.

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

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, including interim periods within that fiscal year. We did not elect the fair value option for any of our existing financial instruments as of June 30, 2009 and we have not determined whether or not we will elect this option for financial instruments we may acquire in the future.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 does not require new fair value measurements but rather defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. The standard, as originally issued, was to be effective as of the beginning of the Company's fiscal year 2009. With the issuance in February 2008 of FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, the FASB approved a one-year deferral to the beginning of the Company's fiscal year 2010 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis at least annually. The Company's adoption of the provisions of FAS 157 applicable to financial instruments as of July 1, 2008, did not have a material impact on the Company's financial position, results of operations, or cash flows. The provisions of FAS 157 applicable to non-financial assets and liabilities are currently not expected to have a material effect on the Company's consolidated financial statements.

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

The primary reason for the acquisition was to acquire the participation stakes in two separate Colombian blocks representing 133,333 acres of unproved prospects. The Company now has a 20% participation stake in the 108,333 acre Talora Block that lies just southwest of Bogotá, Colombia. The Company also has a 16% participation stake in the 25,000 acre Buenavista Block that lies just northeast of Bogotá, Colombia. As a result of this transaction, the bulk of the Company’s oil and gas properties and all related operations are located in Bogota, Colombia as of June 30, 2009. Certain statutory licensing requirements may limit the Company’s ability to exercise full ownership rights until the licenses are granted by the Colombian government.

Final Purchase Price Allocation

Under the purchase method of accounting, the total final purchase price was allocated to PetroSouth Energy Corp. BVI’s assets and liabilities based on their estimated fair values as of October 2, 2007, as set forth in the table below. No goodwill was recorded as a result of this acquisition.

Cash	$401,056
Accounts Receivable	43,402
Furniture & Equipment	6,267
Unproved Interest	4,491,152
Accounts Payable	(180,001)
$4,761,876

The consolidated statements of operations for the years ended June 30, 2009 and 2008 include the activity of the acquired company since the date of acquisition.

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. UNPROVED INTEREST

West Canyon Energy owns a 16% participation stake in the Buenavista Block. This is an exploration project located northeast of Bogota, Colombia. The block currently has one producing well, the Bolivar 1 well, which is producing oil from the La Luna reservoir at approximately 3,000 ft at 90 barrels of oil per day. In May of 2009, the Bolivar 1 well was determined to be non-commercial as a stand-alone well. In December of 2007, we commenced drilling on the Bochica 1 development well. During the initial drilling of the Bochica1, we had to cease drilling until additional drilling rigs could be obtained. In early 2008, a workover was performed on the Bochica 1 well, but was not successful. In January 2009, we completed our seismic 3D shoot in the 70 kilometer area around the Bochica 1 well to determine if we had any further potential production zones. In May 2009, the Bochica 1 well was determined to be a dry hole and was subsequently plugged and abandoned. Under the full cost method of accounting, the costs associated with abandoned wells is to be transferred to the full cost pool and depleted over the useful life of proved reserves. Since we have no proven reserve value for the year ended June 30, 20009, these costs are considered impaired, as they can provide no future value. We recognized $1, 197,229 in Impairment of Unproved Property expense related to the 2 wells in the Buenavista Block for the year ended June 30, 2009. In May of 2009, the Bolivar 2 well was drilled based on the information obtained from the 3D seismic information from the Bochica 1 well site. As of June 30, 2009, the Bolivar 2 well was in the process of determination testing for proved reserves.

Effective September 16, 2008 we, through our subsidiary, entered into a farm out agreement with Delavaco Energy Colombia Inc. Sucursal Colombia, a subsidiary of Delavaco Energy Inc., for the sale of our 16% participating interest in the Buenavista oil and gas property in Colombia. The total purchase price we were to receive for the sale was $4,000,000. We received a nonrefundable deposit on sale of $200,000. The balance of $3,800,000 was to be paid on the earlier of (i) 30 days from a Liquidity Event by Delavaco (as defined by the farm out agreement), or (ii) December 31, 2008. As of December 31, 2008 the balance of payment was not made by Delavaco and the Buenavista interest reverted back to our company and the $200,000 deposit was recorded as Other Income.

West Canyon Energy owns a 20% participation interest in the Talora Exploration Block which lies Southwest of Bogota, Colombia and contains over 108,000 acres with multiple prospects. We commenced drilling of the Manatial development well in January of 2008. During the drilling of the Manatial, we encountered rig problems that caused damage to the well. During most of 2008 we were waiting on a new drilling rig for reentry into the well. During the year ended June 30, 2009, an unsuccessful re-entry workover was performed on the Manatial and the well was determined to be a dry hole. In June of 2009, the Manatial was plugged and abandoned. During 2009, we commenced drilling on the Montemelo development well and it was subsequently plugged and abandoned in June of 2009. We recognized $1,998,801 in impairment of unproved properties expense related to Talora Exploration Block for the year ended June 30, 2009.

On July 25, 2008 we, through our subsidiary, entered into a non-binding letter of intent agreement with Delavaco Energy Colombia Inc. Sucursal Colombia, a subsidiary of Delavaco Energy Inc., for the sale of our 20% participating interest in its Talora oil and gas property in Colombia. The total purchase price we were to receive for the sale was $3,500,000. We received a nonrefundable deposit on sale of $200,000. The non-binding letter of intent agreement provided for an exclusivity period of 120 days, which expired on or about November 30, 2008. The $200,000 deposit on sale was recorded as Other Income for the year ended June 30, 2009.

West Canyon Energy owns a 6% participation interest in approximately 64,000 acres in the Carbonera Block located Northeast of Bogota, Colombia. The project lies near the Venezuelan border in the Catatumbo Basin in Northeastern Colombia. In November 2007, the Company re-entered the Cerro Gordo 1 Well, previously drilled and abandoned by Texaco in 1989. The Company was finished with a recently completed seismic shoot and

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

identified drilling prospects. On September 22, 2009, we, through our subsidiary Petrosouth Energy Corp. BVI, entered into an agreement with Delavco Energy Colombia Inc. Sucursal Colombia pursuant to which we have agreed to sell 100% of our 6% non-operated participation interest in the Carbonera Block for USD$750,000. The closing of the agreement was subject to the fulfillment of certain conditions precedent. Our chief financial officer and director is also a consultant of Delavco Energy Colombia Inc. Closing of the agreement took place on October 2, 2009.

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

Included in unproved oil and gas properties are the following costs related to Colombia and the United States unproved properties, valued at cost, that have been excluded from costs subject to depletion:

	June	June
	30, 2009	30, 2008

Colombia
Acquisition	$4,321,701	$4,675,452
Exploration	-	1,481,783
	4,321,701	6,157,235

United States
Acquisition	387,662	240,000
Exploration	7,820	7,500
	395,482	247,500

	$4,717,183	$6,404,735

5. ADVANCES

Since November 2008, the Company has received advances of $1,339,985 from a lender. The parties are in the process of negotiating the terms, including the potential of an equity investment; however, no definitive agreements have been signed.

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

On September 22, 2009, we entered into a new promissory note with Stealth Energy Ventures AG. The promissory note is for the principal amount of $1,050,000. We are issuing the promissory note as a result of settling a debt with Stealth Energy Ventures AG in the outstanding amount of $1,956,250. The note carries an interest rate of 9% per annum which is payable on maturity. The promissory note is repayable as follows:

i.	$450,000 payable upon disposition of our interest in the Carbonera project, which is to occur on or before November 1, 2009; and

ii.	$600,000 payable upon disposition of our interest in the Buena Vista project, which is to occur on or before May 31, 2010.

Upon closing the sale of the Carbonera Block for USD$750,000 on October 2, 2009, we paid USD$450,000 to Stealth Energy Ventures AG on October 5, 2009, in accordance with the repayment terms of the September 22, 2009 promissory note above.

In connection with the Convertible Promissory Notes, the Company entered into a services agreement with a Financial Consultant whereby the Company agreed to pay a finder’s fee of 3.5% of the gross proceeds of the Convertible Promissory Notes. These fees of $66,500 have been recorded as deferred financing costs. Such deferred financing costs will be amortized to financing costs over the respective two-year terms of the Convertible Promissory Notes using a method that approximates the interest method. As of June 30, 2009 and 2008 there were $21,655 and $nil of unamortized deferred financing costs recorded, respectively.

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. COMMON STOCK

During the period from July 27, 2004 (Inception) to June 30, 2009, the Company issued 103,033,333 shares of common stock (20,606,667 on a split-adjusted basis) for total cash proceeds of $3,900,500, net of issuance costs.

Effective April 30, 2007, the Company effected a ten for one stock split of its authorized, issued and outstanding common stock. As a result, its authorized capital increased from 75,000,000 shares of common stock with a par value of $0.001 to 750,000,000 shares of common stock with a par value of $0.001.

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

At June 30, 2009, the Company had the following outstanding non-transferable warrants, as adjusted for the five for one reverse stock split, all of which were issued in conjunction with the private placement of certain common shares:

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

53,333 share purchase warrants exercisable into one common share at a price of US $6.25 per warrant until September 21, 2010

5,653,333 share purchase warrants exercisable into one common share at a price of US $6.25 per warrant until October 2, 2010

100,000 share purchase warrants exercisable into one common share at a price of US $7.50 per warrant until October 11, 2010

100,000 share purchase warrants exercisable into one common share at a price of US $7.50 per warrant until November 28, 2010

At June 30, 2009, no warrants have been exercised and all warrants were out of the money. The warrants are exercisable upon issuance for a term of thirty-six months.

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. STOCK BASED COMPENSATION

During the twelve months ended June 30, 2009, two members of management were granted shares of common stock (the “Shares”) as compensation for services provided to the Company. The Shares were fully vested at grant date. The Shares have all ordinary and normal rights of other shares of common stock of the Company. The fair value of the Shares on the date of the grant is expensed over the applicable vesting period.

The Company estimates the fair value of equity awards based on the closing price on the grant date of the share. The following table presents a summary of the Company’s unvested shares, as adjusted for the five for one reverse stock split, as of June 30, 2009, including changes from grant date to June 30, 2009.

	Equity Unit	Grant-Date
Equity Awards	Awards	Fair Value

Unvested at June 30, 2008	-	-
Granted	200,000	$150,000
Vested	(200,000)	(150,000)
Forfeited	-	-

Unvested at June 30, 2009	-	$-

The aggregate fair value of the shares that vested during the twelve months ended June 30, 2009 was $150,000. As of June 30, 2009, the Company’s unrecognized compensation cost related to unvested shares was $0.

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

9. INCOME TAXES (continued)

Company’s Colombian subsidiary and nondeductible items such as entertainment limitations and stock issued to non-U.S. persons for non-U.S. services.

The provision (benefit) for income taxes consists of the following for years ended June 30, 2009 and 2008:

	2009	2008
Current:
Federal	$-	$-
State	-	-
Foreign	-	-
Total current	-	-

Deferred:	-	-
Federal	-	-
State	-	-
Foreign	-	-
Total deferred	-	-

Total benefit	$-	$-

A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income (loss) before income taxes is as follows:

Computed tax at the federal statutory rate of 34%	$(1,334,692)	$(163,677)
Colombian subsidiary tax rate differential	33,718	1,602
Nondeductible items	78,200	-
Other	2,191	-
Valuation allowance changes affecting the provision for
income taxes	1,220,583	162,075
Total benefit	$-	$-
Effective income tax rate	0%	0%

The tax effect of temporary differences which give rise to significant portions of deferred tax assets or liabilities at June 30, 2009 are as follows:

Deferred tax asset, current	$-

Deferred tax asset, noncurrent
Net operating loss carry forward	18,929
Amortizable assets	1,583,725

Deferred tax liability, noncurrent	-

Total net deferred tax asset, noncurrent	1,602,654

Total net deferred tax asset	1,602,654
Valuation allowance	(1,602,654)
$-

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. INCOME TAXES (continued)

Deferred tax assets have resulted primarily from the Company’s future deductible temporary differences. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion, or all, of the deferred tax asset may not be realized. The Company’s ability to realize the deferred tax assets depends upon the generation of sufficient future taxable income to allow the utilization of the deductible temporary differences and tax planning strategies. Management evaluates the reliability of the deferred tax assets and the need for a valuation allowance annually. At this time, based on current facts and circumstances, potential benefit of the deferred tax assets has not been recognized in the consolidated financial statements because the Company cannot be assured it is more likely than not it will utilize the deferred tax assets in future years. At June 30, 2009, the Company has a net operating loss carryforward of $55,673 that expires in 2028. The Company had no uncertain tax positions as of June 30, 2009.

10. COMMITMENTS

The Company entered into a lease agreement for office space in Colombia that expires December 31, 2009. At June 30, 2009, the Company’s future minimum lease payments under the lease are $900 for the year ended June 30, 2010.

The Company also has a lease agreement for office space in the U.S., which is on a month-to-month term, at a rate of $260 per month.

On July 2, 2008, the Company entered into a consulting agreement with Summit Consulting Limited to retain the services of Shane Reeves as President and Director of the Company. Pursuant to the terms of the agreement, the Company has agreed to pay monthly management fees of $8,000 as compensation for the services to be rendered to the Company. In addition, the agreement provides for the issuance of 100,000 shares of common stock, on a split-adjusted basis, upon entering into the agreement and upon each annual renewal of the agreement. On July 22, 2008 the Company approved the issuance of 100,000 shares of common stock, on a split-adjusted basis, to Shane Reeves pursuant to the terms of the agreement. On January 29, 2009, the Company entered into an amended agreement with Summit Consulting to extend the term of the consulting agreement from July 2, 2009 to December 31, 2009.

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

11. GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $5,039,531 and further losses are anticipated in the development of the business, raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through private placements and public offerings of its common stock. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Item 9.           Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods, including the interim period up through the date the relationship ended.

Item 9A(T).     Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 , as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of June 30, 2009, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on that evaluation, management concluded that during the period covered by this report our internal controls and procedures were not effective as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses were: (1) inadequate segregation of duties consistent with control objectives and (2) insufficient written policies and procedures for accounting and financial reporting with respect to GAAP and SEC disclosure requirements. These material weaknesses were identified by our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principal accounting officer) in connection with the audit of our financial statements as of June 30, 2009. Our management reviewed the results of their assessment with our Board of Directors.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this report.

We are committed to improving our organization. We intend to: (i) increase our accounting personnel when funds are available which will also permit better segregation of duties, and (iii) prepare and implement sufficient written policies and procedures pertaining to accounting and financial reporting in accordance with GAAP and SEC disclosure requirements.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and are committed to taking further action and implementing additional improvements as necessary and as funds allow.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended June 30, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.         Other Information

None.

PART III

Item 10.          Directors, Executive Officers and Corporate Governance

All directors of our Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our Company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Shane Reeves	President, Chairman and Director	35	July 2, 2008
Felipe Pimienta Barrios	Chief Financial Officer, Treasurer and Director	33	March 28, 2007

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our Company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Shane Reeves – President, Chairman and Director

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

Felipe Pimienta Barrios – Chief Financial Officer and Director

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

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding, excluding traffic violations and other minor offences;

3.

being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction in a civil action, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of our common stock to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended June 30, 2009, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

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

We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: West Canyon Energy Corp., 20333 State Highway 249, Suite 200-11, Houston, TX 77070-26133.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended June 30, 2009. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Our company currently does not have standing nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by our directors.

Nomination Process

As of June 30, 2009, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

Currently our audit committee consists of our entire board of directors.

During fiscal 2009 aside from quarterly review teleconferences, there were no meetings held by this committee. The business of the audit committee was conducted through these teleconferences and by resolutions consented to in writing by all the members and filed with the minutes of the proceedings of the audit committee.

Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K.

Item 11.          Executive Compensation

The particulars of the compensation paid to the following persons:

our principal executive officer;

each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended June 30, 2009 and 2008; and

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended June 30, 2009 and 2008, who we will collectively refer to as the named executive officers of our Company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(4)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Shane Reeves(1) President and Chief Executive Officer	2009 2008	Nil N/A	Nil N/A	130,000 N/A	Nil N/A	Nil N/A	Nil N/A	96,000 N/A	226,000 N/A
Felipe Pimienta Barrios(2) Chief Financial Officer and Treasurer	2009 2008	82,171 Nil	Nil 31,000	20,000 105,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	102,171 136,000
Fred Zaziski(3) Former President, Secretary and CEO	2009 2008	N/A Nil	N/A Nil	N/A 105,000	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A 105,000

(1)	Mr. Reeves was appointed as our President, Chief Executive Officer, Chairman and Director on July 2, 2008.
(2)	Mr. Barrios became our CFO and Treasurer on March 28, 2007.
(3)	Mr. Zaziski was appointed as our President, CEO and Director on March 28, 2007 and resigned as our President, CEO and Director on July 2, 2008.
(4)	See the Notes to the Consolidated Financial Statements for computation of stock awards.

2009 Grants of Plan-Based Awards

The following table provides information about equity and non-equity awards granted to the named executives in 2009:

GRANTS OF PLAN-BASED AWARDS
Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stocks or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
		Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Shane Reeves President and Chief Executive Officer	07/22/08							100,000			130,000
Felipe Pimienta Barrios Chief Financial Officer and Treasurer	01/29/09							100,000			20,000

Outstanding Equity Awards at Fiscal Year End

The particulars of unexercised options, stock that has not vested and equity incentive plan awards for our named executive officers are set out in the following table:

	Options Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Shane Reeves President and Chief Executive Officer
Felipe Pimienta Barrios Chief Financial Officer and Treasurer

Option Exercises

During our fiscal year ended June 30, 2009 there were no options exercised by our named officers.

Compensation of Directors

Other than listed below, we do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

On January 29, 2009, we entered into an executive employment agreement with Felipe Pimienta Barrios, our chief financial officer and director. Pursuant to the terms of the agreement, we agreed to pay to Felipe Pimienta Barrios a monthly salary of $4,000. The agreement is effective December 1, 2008 and shall continue for a period of twelve months.

On January 29, 2009, we entered into an amending agreement with Summit Consulting Limited, a company for which our president is a principal. The amending agreement amends a consulting agreement dated July 2, 2008. Under the amending agreement, we have extended the term of the consulting agreement to December 31, 2009.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our Company during the last two fiscal years is or has been indebted to our Company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of September 25, 2009, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Shane Reeves 20333 State Highway 249 Suite 200-113 Houston, TX 77070	100,000	0.48%
Felipe Pimienta Barrios Calle 137 #55A-52 Apt. 204 Barrio Colina Campestre, Edificio Oikos Colina Bogota Colombia	600,000	2.86%
Directors and Executive Officers as a Group(1)	700,000	3.34%
Johann Roland Vetter 189 Talisman Avenue Vancouver, BC V5Y 2L6	5,653,333	26.91%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on September 25, 2009. As of September 25, 2009, there were 21,006,666 shares of our Company’s common stock issued and outstanding.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our Company.

Item 13.          Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended June 30, 2009, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

Director Independence

We currently act with two (2) directors, consisting of Shane Reeves and Felipe Pimienta Barrios. We have determined that none of our directors is an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

Currently our audit committee consists of our entire board of directors. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirement for shareholders to submit recommendations or nomination for directors.

Our board of directors has determined that it does not have a member of its audit committee who qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.

From inception to present date, we believe that the members of our audit committee and the board of directors have been and are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

Item 14.          Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended June 30, 2009 and for fiscal year ended June 30, 2008 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements, including tax return preparation and tax compliance for these fiscal periods were as follows:

	Year Ended
	June 30, 2009 $	June 30, 2008 $
Audit Fees	115,061	74,568
Audit Related Fees	Nil	Nil
Tax Fees	8,180	6,900
All Other Fees	Nil	Nil
Total	123,241	81,468

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our independent auditors are engaged by us to render any auditing or permitted non-audit related service, the engagement be:

  approved by our audit committee (which consists of our entire board of directors); or
  entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15.          Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our Company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Number	Description

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated by reference to our registration statement on form SB-2 filed on January 6, 2006)

3.2	By-laws (incorporated by reference to our registration statement on form SB-2 filed on January 6, 2006)

3.3	Articles of Merger (incorporated by reference to our current report on Form 8-k filed on May 1, 2007)

3.4	Certificate of Change (incorporated by reference to our current report on Form 8-k filed on May 1, 2007)

3.5	Articles of Merger filed with the Nevada Secretary of State on March 27, 2008, effective April 11, 2008 (incorporated by reference to our current report on Form 8-k filed on April 11, 2008)

Number	Description

(10)	Material Contracts

10.1

Share Exchange Agreement among all shareholders of PetroSouth Energy Corp. BVI and our company dated September 30, 2007 (incorporated by reference to our current report, on Form 8-K filed on October 3, 2007)

10.2

Commercial Agreement for the Talora Block between Petroleum Equipment International (PEI), David Craven, and dated October 24, 2006 for 20% participation stake in the Tolara Block near Bogotá, Colombia (incorporated by reference to our current report, on Form 8-K filed on October 3, 2007)

10.3

Buenavista Assignment Agreement between UTI, PetroSouth Energy Corp., BVI, Petroleum Equipment International Ltd. dated August 30, 2007 for participation stake in the Buenavista Block near Bogotá, Colombia (incorporated by reference to our current report, on Form 8-K filed on October 3, 2007)

10.4	Carbonera Exploration and Exploitation Contract (incorporated by reference to our current report, on Form 8-K filed on October 29, 2007)

10.5	Convertible Promissory Note dated January 17, 2008 (incorporated by reference to our current report, on Form 8-K filed on February 1, 2008)

10.6	Farmout Agreement “North Semitropic Prospect” dated February 1, 2008 (incorporated by reference to our current report, on Form 8-K filed on February 12, 2008)

10.7	March 25, 2008 letter of intent with Slope County Oil Company (incorporated by reference to our current report, on Form 8-K filed on April 3, 2008)

10.8	Convertible Promissory Note dated March 10, 2008 (incorporated by reference to our current report, on Form 8-K filed on April 3, 2008)

10.9	Convertible Promissory Note dated February 5, 2008 and entered into on April 30, 2008 (incorporated by reference to our current report, on Form 8-K filed on May 1, 2008)

10.10	Convertible Promissory Note dated June 2, 2008 (incorporated by reference to our current report, on Form 8-K filed on June 9, 2008)

10.11	Assignment of Farmout Interest dated June 16, 2008 (incorporated by reference to our current report, on Form 8-K filed on June 26, 2008)

10.12	Consulting agreement between our company and Summit Consulting Limited dated effective the 2nd day of July 2008 (incorporated by reference to our current report, on Form 8-K filed on July 29, 2008)

10.13	Executive Employment Agreement with Felipe Pimienta Barrios (incorporated by reference to our current report, on Form 8-K filed on January 30, 2009)

10.14	Amending Agreement with Summit Consulting Limited (incorporated by reference to our current report, on Form 8-K filed on January 30, 2009)

Number	Description

10.15

Agreement between Petrosouth Energy Corporation Sucursal Colombia and Delavco Energy Colombia Inc. Sucursal Colombia (incorporated by reference to our current report, on Form 8-K filed on September 24, 2009)

10.16	Promissory Note dated September 22, 2009 (incorporated by reference to our current report, on Form 8-K filed on September 24, 2009)

(14)	Code of Ethics

14.1	Code of Ethics (incorporated by reference to our annual report on Form 10-KSB filed on September 28, 2007)

(21)	Subsidiaries of the Small Business Issuer

21.1	PetroSouth Energy Corp. BVI, a British Virgin Islands corporation Petrosouth Energy Corporation Sucursal Colombia, a Colombian corporation

(31)	Section 302 Certifications

31.1*	CEO Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	CFO Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

(32)	Section 906 Certification

32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEST CANYON ENERGY CORP.

By:  /s/ Shane Reeves
          Shane Reeves
          President, Chief Executive Officer
          and Director
          (Principal Executive Officer)
          Date: October 13, 2009

By:  /s/ Felipe Pimienta Barrios
          Felipe Pimienta Barrios
          Chief Financial Officer and Director
          (Principal Financial Officer and Principal Accounting Officer)
          Date: October 13, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Shane Reeves
          Shane Reeves
          President, Chief Executive Officer
          and Director
          (Principal Executive Officer)
          Date: October 13, 2009

By:  /s/ Felipe Pimienta Barrios
          Felipe Pimienta Barrios
          Chief Financial Officer and Director
          (Principal Financial Officer and Principal Accounting Officer)
          Date: October 13, 2009