Form 10-K/A
period 2008-06-30
WEST CANYON ENERGY CORP.
filed 2009-10-26
CIK 1343601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

N/A
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes[ ] No[ x ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes[ ] No[ x ]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes[ x ] No[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[ ] YES [ ] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ ] No[ x ]

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
21,006,666 common shares as of September 25, 2009

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Annual Report on Form 10-K/A is filed as an amendment to the Annual Report on Form 10-KSB filed by West Canyon Energy Corp. (the "Company") on September 29, 2008 (the "Original 10-KSB"). The Company has determined to file this Amendment No. 2 (this "Amendment") to the original Form 10-KSB for the following reasons: (1) to exclude disclosures quantifying "potential reserves" associated with the Company's oil and gas properties included in Item 1. Description of Business on page 5, (2) to clarify in Note 1. Organization to the Consolidated Financial Statements on page 26 the sole purpose of the merger with our wholly owned subsidiary West Canyon Energy Corp., effective April 11, 2008, was a name change, (3) to expand disclosures in Note 2. Summary of Significant Accounting Policies to the Consolidated Financial Statements on page 29 on the limitation of capitalized costs under the full cost method of accounting , in accordance with the guidance in Rule 4-10(c)(4) of Regulation S-X, (4) to include current status of unproved properties under Rule 4-10(c)(7)(ii) of Regulation S-X, (5) to present supplemental audited predecessor company financial statements for PetroSouth Energy Corp. BVI for the period from inception (November 30, 2006) to October 2, 2007, in accordance with Rule 310(a) of Regulation S-B on pages 23 through 44, including the additional required footnote disclosures in Note 11 to the Consolidated Financial Statements on pages 43 through 44, and (6) to change our evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting to "not-effective" on pages 45 through 46 in Item 8a.

Except as presented in this Amendment and except for Exhibits 31.1, 31.2, 32.1 and 32.2, this Form 10-K/A does not reflect events occurring after the filing of the original Form 10-KSB or modify or update those disclosures.

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

On October 2, 2007, we completed the acquisition of all the issued and outstanding common stock of PetroSouth Energy Corp. BVI (“Predecessor”) pursuant to a share exchange agreement dated September 30, 2007 among our company, as purchaser, and all of the shareholders of PetroSouth Energy Corp. BVI, as vendors.

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

Our wholly owned subsidiary, PetroSouth Energy Corp. BVI, has participation stakes in three separate Colombian blocks representing 197,333 acres.

We currently have the following participation stakes:

Talora Exploration and Exploitation Contract dated September 16, 2006
(Southwest of Bogotá, Colombia)

We have a 20% participation stake in the Talora Exploration and Exploitation Contract southwest of Bogotá, Colombia. The Talora Exploration and Exploitation Contract was effective September 16, 2004 and has a surrender date of September 16, 2032. The operator and majority partner is Petroleum Equipment International with a 60% participation stake. Gran Tierra Energy, Inc., which purchased Argosy Energy International, has the remaining 20% participation stake. The 108,333-acre contiguous parcel of land contains five prospects. The Exploration and Exploitation Contract associated with the block was originally signed on September 16, 2004, providing for a 6 year exploration period and 28 year production period. The Talora contract area covers 108,336 acres and is located approximately 47 miles southwest of Bogotá, Colombia. There are currently no reserves, as this is an exploration block. Our Predecessor commenced drilling on the Laura-1 exploration well on December 27, 2006 and it was subsequently plugged and abandoned in January 2007. Drilling of this well has fulfilled the commitment for the second exploration phase of the contract, ending December 31, 2006. The third exploration phase has begun and there is one commitment to drill a well associated with it. The property will be returned to the government upon expiration of the production contract.

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

ITEM 2: DESCRIPTION OF PROPERTY

Executive Offices

We now maintain an executive office in Houston, Texas. We believe the space is adequate for our current needs and that suitable space will be available to accommodate our future needs. This lease is currently on a month to month contract at a cost of US $260.31 per month. In addition to our U.S. office, we also maintain a branch office through our wholly owned subsidiary PetroSouth Energy Corp. BVI. The lease is valid through year-end and renewable at our option at a cost approximately $1205.00 per month contingent upon exchange rates.

ITEM 3: LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders that have not been previously disclosed.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our shares of common stock are quoted for trading on the OTC Bulletin Board under the symbol WCYN.OB. Our transfer agent is Island Stock Transfer Inc., 100 Second Avenue South, Suite 104N, St. Petersburg, Florida 33701. We began trading on July 23, 2007. On September 25, 2009, the closing bid price for the common stock was $0.04.

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

On September 25, 2009, the shareholders' list of our common shares showed 47 registered shareholders and 21,006,666 shares outstanding.

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

Effective September 16, 2008, we, through our subsidiary, entered into a farm out agreement with Delavaco Energy Columbia Inc. Sucursal Columbia, a subsidiary of Delavaco Energy Inc., for the sale of our 16% participating interest in the Buenavista oil and gas property in Columbia. The total purchase price we are to receive for the sale is $4,000,000, of which $200,000 has been paid. The balance of $3,800,000 is to be paid on the earlier of (i) 30 days from a Liquidity Event by Delavaco (as defined the farm out agreement), or (ii) December 31, 2008.

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

Results of Operations for the year ended June 30, 2008 and 2007(Successor) and Period from November 30, 2006 (Inception) to October 2, 2007 (Predecessor)

		Successor
		Year Ended				Predecessor
						From November 30, 2006
						(Inception) to October 2,
		2008		2007		2007
Revenue	$	Nil	$	Nil	$	Nil
Operating Expenses		$915,129		$110,974		$647,695
Interest Expense and Dividend (Income)		$59,840	$	Nil		$(4,319)
Net Loss		$(974,969)		$(110,974)		(643,376)

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

Expenses

Our operating expenses for the year ended June 30, 2008 and June 30, 2007 are outlined in the table below:

		Successor
		Year Ended			Predecessor
					From November 30, 2006
		2008		2007	(Inception) to October 2, 2007
General & Administrative		$915,129		$110,974	$147,747
Impairment Expense	$	Nil	$	Nil	$499,948

Operating expenses for the year ended June 30, 2008, increased by 724.63% as compared to the comparative period in 2007 primarily as a result of increased general and administrative expenses due to the Company's increased operating activities in the oil and gas industry. The majority of the operating expenses for the period from November 30, 2006 (Inception) to October 2, 2007 is due to the recognition of an impairment of unproved property of $499,948. No such impairment was recognized in 2008.

Interest expense for the year ended June 30, 2008 was due to the convertible notes issued during 2008 which were not present in 2007 or in the Predecessor’s period from November 30, 2006 (Inception) to October 2, 2007.

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
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheet of West Canyon Energy Corp. and Subsidiary (An Exploration Stage Company) (the Company) as of June 30, 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended and for the period from inception (July 27, 2004) to June 30, 2008 (Successor). We have also audited the accompanying statements of operations, changes in stockholders’ deficit and cash flows of PetroSouth Energy Corp. BVI (Predecessor) for the period from inception (November 30, 2006) to October 2, 2007. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of West Canyon Energy Corp. and Subsidiary (An Exploration Stage Company) at June 30, 2008, and the consolidated results of operations and cash flows for the year then ended and for the period from inception (July 27, 2004) to June 30, 2008 (Successor), and the results of operations and cash flows of PetroSouth Energy Corp. BVI for the period from inception (November 30, 2006) to October 2, 2007 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Weaver and Tidwell, L.L.P.

WEAVER AND TIDWELL, L.L.P.
Houston, Texas
September 29, 2008
Except for Note 11 which is dated October 13, 2009

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

/s/ Madsen & Associates CPA’s, Inc.
Madsen & Associates CPA’s, Inc.
Salt Lake City, Utah
September 27, 2007

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(formerly PetroSouth Energy Corp.)
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEET
(Stated in U.S. Dollars)

Successor
June 30, 2008
ASSETS
Current Assets
Cash	$99,445
Advances to Operators	662,585
Accounts Receivable	17,078
Prepaid Expenses	450
Total Current Assets	779,558
Unproved Interest	6,404,735
Equipment	4,257
Total Assets	$7,188,550

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable – Trade	$18,727
Accrued Interest Payable	59,871
Accrued Liabilities	34,784
Other Liabilities	6,340
Loans from Shareholder	300
Total Current Liabilities	120,022
Notes Payable	1,900,000
Total Liabilities	2,020,022
STOCKHOLDERS’ EQUITY
Common Stock
Authorized: 750,000,000 shares, par value $0.001
Issued and outstanding: 102,033,333 shares	102,033
Additional paid-in capital	6,185,343
Deficit Accumulated During the Exploration Stage	(1,123,739)
Accumulated Other Comprehensive Income	4,891
Total Stockholders' Equity	5,168,528
Total Liabilities and Stockholders' Equity	$7,188,550

The accompanying notes are an integral part of these statements.

WEST CANYON ENERGY CORP AND SUBSIDIARY
(formerly PetroSouth Energy Corp.)
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

	Successor			Predecessor

	Cumulative
	Period			Period
	from Inception,	Year	Year	from Inception,
	July 27, 2004	Ended	Ended	November 30, 2006
	to June 30,	June 30,	June 30,	to October 2,
	2008	2008	2007	2007

Revenue
	$-	$-	$-	$-

Operating Expenses

General & Administrative	1,063,899	915,129	110,974	147,747

Impairment Expense	-	-	-	499,948

Total Operating Expenses	1,063,899	915,129	110,974	647,695

Net Loss from Operations	(1,063,899)	(915,129)	(110,974)	(647,695)

Interest Income (Expense)	(59,840)	(59,840)	-	4,319

Loss Before Income Taxes	(1,123,739)	(974,969)	(110,974)	(643,376)

Income Taxes	-	-	-	-

Net loss	(1,123,739)	(974,969)	(110,974)	(643,376)

Foreign Currency Translation	4,891	4,891	-	(4,267)

Comprehensive loss
	$(1,118,848)	$(970,078)	$(110,974)	$(647,643)

Basic and Diluted loss per share		$(0.01)	$0.00

Number of common shares
used in computation		92,821,129	67,230,556

The accompanying notes are an integral part of these statements.

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(formerly PetroSouth Energy Corp.)
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

	Successor			Predecessor
	Cumulative			Period
	Period	Year	Year	from Inception,
	from Inception,	Ended	Ended	November 30, 2006
	July 27, 2004	June 30,	June 30,	to October 2,
	to June 30, 2008	2008	2007	2007
Operating Activities
Net loss	$(1,123,739)	$(974,969)	$(110,974)	$(643,376)

Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash payment of compensation	315,000	315,000	-	-
Impairment of full cost pool	-	-	-	499,948
Accounts receivable	(1,210,609)	(1,210,609)	-	(43,402)
Accounts payable and accrued liabilities	691,329	642,213	46,777	4,301
Net Cash Used in Operating Activities	(1,328,019)	(1,228,365)	(64,197)	(182,529)

Investing Activities
Unproved interests	(2,089,283)	(2,089,283)	-	(4,275,761)
Capital expenditures - other assets	-	-	-	(6,267)
Acquisition, net of cash acquired	401,056	401,056	-	-
Loans to affiliated company	(2,750,000)	(1,450,000)	(1,300,000)	-
Net Cash Used in Investing Activities	(4,438,227)	(3,138,227)	(1,300,000)	(4,282,028)

Financing Activities
Proceeds from issuance of common stock	3,935,500	2,700,000	1,200,000	20,000
Loans from affiliated company	-	-	-	2,750,000
Advances from shareholder	200,000	-	200,000	2,099,880
Shareholder loan	25,000	-	25,000	-
Proceeds from convertible debt	1,900,000	1,900,000	-	-
Repayments of advances from shareholder	(199,700)	(199,700)	-	-
Net Cash Provided by Financing Activities	5,860,800	4,400,300	1,425,000	4,869,880
Effect of exchange rate on cash	4,891	4,891	-	(4,267)
Increase In Cash During The Period	99,445	38,599	60,803	401,056

Cash, Beginning Of Period	-	60,846	43	-

Cash, End Of Period	$99,445	$99,445	$60,846	$401,056

Supplemental disclosure of noncash investing activities:
Shareholder loan contributed to capital in May 2007	$25,000	$-	$25,000	$-
Acquisition of PetroSouth Energy Corp BVI:
Issuance of 28,266,666 shares of common stock	$2,011,876	$2,011,876	$-	$-
Forgiveness of demand loans receivable from
affiliated company	$2,750,000	$2,750,000	$-	$-
Accrual of remaining purchase price of unproved
leasehold costs not yet paid	$-	$-	$-	$1,264,800

The accompanying notes are an integral part of these statements.

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(formerly PetroSouth Energy Corp.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
PERIOD FROM JULY 27, 2004 (INCEPTION) TO JUNE 30, 2008
SUCCESSOR

				DEFICIT
				ACCUMULATED	ACCUMULATED
			ADDITIONAL	DURING THE	OTHER
	COMMON STOCK		PAID-IN	EXPLORATION	COMPREHENSIVE
	SHARES	AMOUNT	CAPITAL	STAGE	INCOME	TOTAL

Balance July 27, 2004 (date of Inception)	-	$-	$-	$-		$-

Issuance of Common Stock for cash at
$0.0001, January 2005	55,000,000	55,000	(49,500)	-		5,500

Issuance of Common Stock for cash at
$0.001, June 2005	12,000,000	12,000	-	-		12,000

Issuance of Common Stock for cash at
$0.02, September 2005	900,000	900	17,100	-		18,000

Net Loss				(37,796)		(37,796)
Balance, June 30, 2006	67,900,000	$67,900	$(32,400)	$(37,796)		$(2,296)

Issuance of Common Stock for cash at
$0.75, May 2007	266,667	267	199,733	-		200,000

Shareholder Loan Contributed to Capital
May 2007			25,000	-		25,000

Issuance of Common Stock for cash at
$0.75, June 2007	1,333,333	1,333	998,667	-		1,000,000

Net Loss				(110,974)		(110,974)
Balance, June 30, 2007	69,500,000	$69,500	$1,191,000	$(148,770)		$1,111,730

Issuance of Common Stock for cash at
$1.00, August 2007	1,500,000	1,500	1,498,500	-		1,500,000

Issuance of Common Stock for cash at
$0.75, May 2007; closed September 2007	266,667	267	199,733	-		200,000

Issuance of Common Stock at $0.07 for all
of the issued and outstanding common
shares of PetroSouth Energy Corp. BVI,
October 2, 2007	28,266,666	28,266	1,983,610	-		2,011,876

Issuance of Common Stock for cash at
$1.00, October 11, 2007	500,000	500	499,500	-		500,000

Issuance of Common Stock for cash at
$1.00, November 28, 2007	500,000	500	499,500	-		500,000

Issuance of Common Stock for services
$0.21, June 23, 2008	1,500,000	1,500	313,500			315,000

Net Loss				(974,969)		(974,969)

Comprehensive Income					4,891	4,891

Balance, June 30, 2008	102,033,333	$102,033	$6,185,343	$(1,123,739)	$4,891	5,168,528

The accompanying notes are an integral part of these statements.

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(formerly PetroSouth Energy Corp.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
PERIOD FROM NOVEMBER 30, 2006 (INCEPTION) TO OCTOBER 2, 2007
PREDECESSOR

				DEFICIT
				ACCUMULATED	ACCUMULATED
			ADDITIONAL	DURING THE	OTHER
	COMMON STOCK		PAID-IN	EXPLORATION	COMPREHENSIVE
	SHARES	AMOUNT	CAPITAL	STAGE	INCOME	TOTAL

Balance, November 30, 2006 (Date of
Inception)	-	$-	$-	$-	$-	$-

Issuance of Common Stock	1,000	20,000	-	-	-	20,000

Foreign Currency Translation Adjustment	-	-	-	-	(4,267)	(4,267)

Net Loss	-	-	-	(643,376)	-	(643,376)
Balance, October 2, 2007	1,000	$20,000	$-	$(643,376)	$(4,267)	$(627,643)

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

d)	Concentration of Credit Risk

The Company’s financial instruments exposed to concentrations of credit risk consist primarily of cash deposits held by financial institutions. Cash is maintained at two financial institutions. The Companies place cash deposits with highly rated financial institutions located both in the United States and Colombia. At times, cash balances held in financial institutions in the United States may be in excess of FDIC insurance limits. Balances held in Columbia are not subject to FDIC protection. The Company believes the financial institutions are financially strong and the risk of loss is minimal. The Company has not experienced any losses with respect to the related risks and does not believe its exposure to such risk is more than nominal.

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

The fair values of financial instruments, which include cash, accounts receivable, advances to operations, accounts payable, accrued liabilities, loan from shareholder and convertible debentures approximate their carrying values due to the relatively short maturity of these instruments.

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

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(formerly PetroSouth Energy Corp.)
(An Exploration Stage Company)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Oil and natural gas revenues related to proved oil and gas properties are recorded using the sales method whereby the Company recognizes oil and natural gas revenue based on the amount of oil and gas sold to purchasers when title passes, the amount is determinable and collection is reasonably assured. Actual sales of gas are based on sales, net of the associated volume charges for processing fees and for costs associated with delivery, transportation, marketing, and royalties in accordance with industry standards. Operating costs and taxes are recognized in the same period for which revenue is earned. The Company did not recognize any revenue related to proved oil and gas properties during the years ended June 30, 2008 and 2007.

Oil and natural gas revenues and lease operating expenses related to unproved oil and gas properties that are being evaluated for commercial viability are offset against the full cost pool until proved reserves are established, or determination is made that the unproved properties are impaired. During the years ended June 30, 2008 and 2007, the Company offset $152,282 and $0, respectively, of oil and gas revenue, net of lease operating expense, against the full cost pool related to the Bolivar 1 well.

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

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(formerly PetroSouth Energy Corp.)
(An Exploration Stage Company)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

j)	Uncertainty in Income Taxes

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

k)	Basic and Diluted Net Loss Per Share

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

l)	Stock Based Compensation

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

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(formerly PetroSouth Energy Corp.)
(An Exploration Stage Company)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

m)	Foreign Currency Translation Adjustments

The U.S. dollar is the functional currency for the Company’s consolidated operations except its Colombian subsidiary, which uses the Colombian peso as the functional currency. The Company’s U.S. operations and Colombian operations do not engage in transactions other than their functional currencies . As such, the Company had no earnings impact from foreign currency transaction gains and losses. The assets and liabilities of the Company’s Colombian subsidiary are translated into U.S. dollars based on the current exchange rate in effect at the balance sheet date. Colombian income and expenses are translated at average rates for the periods presented. Translation adjustments have no effect on net income and are included in accumulated other comprehensive income in stockholders’ equity. The Company has an immaterial deferred tax liability due to a translation gain of $4,891.

n)	Comprehensive Loss

Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. Adjustments resulting from the translation of the Company’s consolidated financial statements of $4,891 are recorded as accumulated other comprehensive income at June 30, 2008.

o)	Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy fo Generally Accepted Accounting Principles”. SFAS No. 162 is intended to improve financial reporting by indentifying a consistent framework, or hierarchy, for selectingaccounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”.

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

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(formerly PetroSouth Energy Corp.)
(An Exploration Stage Company)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

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

3. BUSINESS COMBINATIONS (Continued)

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

Unproved Properties

Included in unproved oil and gas properties are the following costs related to Colombia and the United States unproved properties, valued at cost, that have been excluded from costs subject to depletion:

	June	June
	30, 2008	30, 2007

Colombia	4,675,452	-
Acquisition	1,481,783	-
Exploration	6,157,235	-

United States
Acquisition	240,000	-
Exploration	7,500	-
	247,500	-

	6,404,735	-

Buenavista:

West Canyon Energy owns a 16% participation stake in the Buenavista Block. This is an exploration project located northeast of Bogota, Colombia. The block currently has one producing well, the Bolivar 1 Well, which is producing oil from the La Luna reservoir at approximately 3,000ft, which is still being evaluated for commercial proved resources. In November of 2007, the Company drilled the Bochica 1 Well which initially showed positive results but ultimately proved to be a noncommercial well and subsequently plugged and abandoned in April of 2009. In the first quarter of 2009, a seismic shoot was completed showing probable locations for additional exploratory wells. The Company has plans to drill at least one exploratory well by the end of the second quarter 2009 based off the recently completed seismic results.

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

Talora:

West Canyon Energy owns a 20% participation interest in the Talora Exploration Block which lies Southwest of Bogota, Colombia and contains over 108,000 acres with multiple prospects. In January 2008, the company drilled the Manantial 1 Well which showed positive results but the well was never completed. The Company and its partners have decided to re-enter the Manantial 1 Well and complete a workover. The Company expects the workover to begin sometime in the second quarter 2009.

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

6. COMMON STOCK (Continued)

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

A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

Computed tax at the federal statutory rate of 34%	$(331,489)	$(37,731)
Valuation allowance changes affecting the provision	331,489	37,731
for income taxes
Total benefit	$-	$-
Effective income tax rate	0%	0%

The tax effect of temporary differences which give rise to significant portions of deferred tax assets or liabilities at June 30, 2008 are as follows:

Deferred tax asset, current	$-

Deferred tax asset, noncurrent
Net operating loss carry forward	18,929
Amortizable assets	363,142

Deferred tax liability, noncurrent	-

Total net deferred tax asset, noncurrent	382,071

Total net deferred tax asset	382,071
Valuation allowance	(382,071)
$-

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(formerly PetroSouth Energy Corp.)
(An Exploration Stage Company)

8. INCOME TAXES (Continued)

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

9. COMMITMENTS

On April 2, 2007, the Company entered into a lease agreement for office space in Columbia for a 1 year term. On April 2, 2008, the lease automatically renewed for another 1 year term. At June 30, 2008, the Company’s future minimum lease payments under the lease are $14,508 for the year ended June 30, 2009.

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

11. SUBSEQUENT EVENTS

Effective September 16, 2008 the Company, through their subsidiary, entered into a farm out agreement with Delavaco Energy Columbia Inc. Sucursal Columbia, a subsidiary of Delavaco Energy Inc., for the sale of the Company’s 16% participating interest in its Buenavista oil and gas property in Columbia. The total purchase price the Company is to receive for the sale is $4,000,000, of which $200,000 has been paid. The balance of $3,800,000 is to be paid on the earlier of (i) 30 days from a Liquidity Event by Delavaco (as defined the farm out agreement), or (ii) December 31, 2008.

The assignment of the Buenavista interest has been made as at the effective date of the agreement, with closing to occur on the date that the balance payment is made. In the event that the balance payment is not made within the time period required, the Buenavista interest will revert back to the Company. The farm out agreement contains certain

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(formerly PetroSouth Energy Corp.)
(An Exploration Stage Company)

11. SUBSEQUENT EVENTS (Continued)

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

12. PREDECESSOR COMPANY FINANCIAL STATEMENTS

Basis of Presentation

The Company has presented the supplemental audited predecessor company financial statements for Petrosouth Energy Corp. BVI, a private British Virgin Islands corporation, for the period from November 30, 2006 (Inception) to October 2, 2007, in accordance with Rule 310(a) of Regulation S-B. Per Rule 405 of Regulation C, the definition of a predecessor is a person, the major portion of the business, and assets of which another person acquired in a single succession, or in a series of related successions in each of which the acquiring person acquired the major portion of the business and assets of the acquired person.

On September 30, 2007, the Company entered into a share exchange agreement with PetroSouth Energy Corp. BVI (“PetroSouth Energy Corp. BVI”) and the former shareholders of PetroSouth Energy Corp. BVI. The closing of the transactions contemplated in the share exchange agreement and the acquisition of all of the issued and outstanding common stock in the capital of PetroSouth Energy Corp. BVI occurred on October 2, 2007, resulting in Petrosouth Energy Corp. BVI being a wholly owned subsidiary of the Company.

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

This transaction was accounted for as a purchase, with the Company being the accounting acquirer based on a change in voting control. Consistent with the provisions of SFAS 141 “Business Combinations,” the successor company’s financial statements contain the operating results of Petrosouth Energy Corp. BVI since its acquisition on October 2, 2007.

See Note 3 for further description of the acquisition of PetroSouth Energy Corp. BVI.

Significant Accounting Policies

See Note 2 for a description of significant accounting policies followed by the predecessor entity.

Concentrations
Petrosouth Energy Corp. BVI’s financial instruments exposed to concentrations of credit risk consist primarily of cash deposits held by financial institutions. Petrosouth Energy Corp. BVI places cash deposits with one highly rated financial institution in Colombia. Balances held in Columbia are not subject to FDIC protection. The Company believes the financial institution is financially strong and the risk of loss is minimal. Petrosouth Energy Corp. BVI has

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(formerly PetroSouth Energy Corp.)
(An Exploration Stage Company)

12. PREDECESSOR COMPANY FINANCIAL STATEMENTS (Continued)

not experienced any losses with respect to the related risks and does not believe its exposure to such risk is more than nominal.

All of Petrosouth Energy Corp. BVI’s oil and gas leases are located in Colombia, resulting in a geographic concentration. Furthermore, all of the Company’s financial and operational efforts are concentrated on the exploration and development of oil and gas leases, resulting in a concentration on one industry and one line of business. Petrosouth Energy Corp. BVI is not the operator of its oil and gas leases, giving them very little control over the exploration management aspect of the oil and gas leases.

Capital Resources and Liquidity

Cash totaling $4,275,761 was used for the purchase of oil and gas properties.

Impairment of Unproved Leasehold Costs

Petrosouth Energy Corp. BVI commenced drilling on the Laura-1 exploration well on December 27, 2006 and it was subsequently plugged and abandoned in January 2007, at which time an impairment expense of $499,948 was recognized related to the acquisition and exploration costs of the Laura-1 well. Drilling of this well has fulfilled the commitment for the second exploration phase of the contract, ending December 31, 2006. The third exploration phase has begun and there is one commitment to drill a well associated with it.

Revenue Recognition

During the period from November 30, 2006 (Inception) to October 2, 2007, the Company offset $39,692 of oil and gas revenue, net of lease operating expense, against the full cost pool related to the Bolivar 1 well, due to the well being evaluated for proved reserves.

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

As of June 30, 2008, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report. This determination was in response to the SEC comment letter received March 30, 2009, in which the Company determined it necessary to amend its Form 10-KSB to present the audited predecessor financial statements for PetroSouth Energy Corp. BVI for the period from inception (November 30, 2006) through October 2, 2007, prior to its purchase by the successor entity, in accordance with Rule 310(a) of regulation S-B. We have supplemented this Form 10-K/A with this required information.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses were: (1) inadequate segregation of duties consistent with control objectives and (2) insufficient written policies and procedures for accounting and financial reporting with respect to GAAP and SEC disclosure requirements. These material weaknesses were identified by our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer) in connection with the audit of our financial statements as of June 30, 2008. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the year ended June 30, 2008 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting. Management believes that the material weaknesses described above did not have an effect on our financial results.

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

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Required Forms
Fred Zaziski	1	1	N/A
Felipe Pimienta Barrios	N/A	N/A	N/A
Shane Reeves	1[2]	1[2]	N/A

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS.

The following table sets forth, as of April 8, 2009, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
Felipe Pimenta Barrios Calle 137 #55A-52 Apt. 204 Barrio Colina Campestre, Edificio Oikos Colina, Bogota Colombia	common stock	600,000	2.856%
Shane Reeves 20333 State Highway 249, Suite 200-113, Houston, TX 77070	common stock	100,000	0.476%
Johann Roland Vetter 189 Talisman Ave Vancouver, British Columbia V5Y 2L6	common stock	5,653,333	26.912%
Directors and Executive Officers as a Group (2 person)	common stock	700,000	3.332%

(1)

Based on 21,006,666 shares of common stock issued and outstanding as of April 8, 2009. Except as otherwise indicated, we believe that the beneficial owner of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

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

10.2	Commercial Agreement for the Talora Block between Petroleum Equipment International (PEI), David Craven, and dated October 24, 2006 for 20% participation stake in the Tolara Block near Bogotá, Colombia.(incorporated by reference to our current report, on Form 8-K filed on October 3, 2007)
10.3	Buenavista Assignment Agreement between UTI, PetroSouth Energy Corp., BVI, Petroleum Equipment International Ltda. dated August 30, 2007 for participation stake in the Buenavista Block near Bogotá, Colombia (incorporated by reference to our current report, on Form 8-K filed on October 3, 2007)
10.4	Carbonera Exploration and Exploitation Contract (incorporated by reference to our current report, on Form 8-K filed on October 29, 2007)
10.5	Convertible Promissory Note dated January 17, 2008 (incorporated by reference to our current report, on Form 8-K filed on February 1, 2008)
10.6	Farmout Agreement “North Semitropic Prospect” dated February 1, 2008 (incorporated by reference to our current report, on Form 8-K filed on February 12, 2008)
10.7	March 25, 2008 letter of intent with Slope County Oil Company (incorporated by reference to our current report, on Form 8-K filed on April 3, 2008)
10.8	Convertible Promissory Note dated March 10, 2008 (incorporated by reference to our current report, on Form 8-K filed on April 3, 2008)
10.9	Convertible Promissory Note dated February 5, 2008 and entered into on April 30, 2008 (incorporated by reference to our current report, on Form 8-K filed on May 1, 2008)
10.10	Convertible Promissory Note dated June 2, 2008 (incorporated by reference to our current report, on Form 8-K filed on June 9, 2008)
10.11	Assignment of Farmout Interest dated June 16, 2008 (incorporated by reference to our current report, on Form 8-K filed on June 26, 2008)
10.12	Consulting agreement between our company and Summit Consulting Limited dated effective the 2nd day of July 2008 (incorporated by reference to our current report, on Form 8-K filed on July 29, 2008)
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference to our annual report on Form 10-KSB filed on September 28, 2007)
(16)	Consent
16.1	Consent of Madsen & Associates CPAs, Inc.
(21)	Subsidiaries of the Small Business Issuer
21.1	PetroSouth Energy Corp. BVI, a British Virgin Islands corporation.
(31)	Section 302 Certifications
31.1*	CEO Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2*	CFO Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

(32)	Section 906 Certification
32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*filed herewith

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Assurance Related Fees

The aggregate fees billed by our principal accountant for professional services rendered for the audit and assurance related services related to our annual and quarterly financial statements included in this annual report on Form 10-KSB for the fiscal year ended June 30, 2008 were $74,568 and for the fiscal year ended June 30, 2007 were $9,150.

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
Date: October 26 , 2009.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Felipe Pimenta Barrios
Felipe Pimenta Barrios
Chief Financial Officer and Director
Principal Financial Officer
Date: October 26 , 2009.