Form 10-Q
period 2009-09-30
WEST CANYON ENERGY CORP.
filed 2009-11-20
CIK 1343601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009
or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _____________________

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

[X] YES [   ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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
20,606,667 common shares issued and outstanding as of November 3, 2009.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	September 30, 2009	June 30, 2009
	(UNAUDITED)	(AUDITED)

ASSETS
Current Assets
Cash and Cash Equivalents	$119,008	$30,003
Advances to Operators	24,802	7,920
Accounts Receivable	67,505	36,651
Prepaid Expenses	4,407	6,873
Total Current Assets	215,722	81,447
Unproved Interest	4,657,507	4,717,183
Deferred Financing Costs, net	-	21,655
Furniture & Equipment, net	3,423	3,531
Total Assets	$4,876,652	$4,823,816

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable - Trade	$201,248	$158,045
Accrued Interest Payable	2,331	57,372
Accrued Liabilities	26,396	8,993
Other Liabilities	2,274	1,173
Advance on Sale of Property	300,000	150,000
Convertible Note Payable	-	1,900,000
Notes Payable - Current	1,050,000	-
Advances	1,190,000	1,190,000
Total Current Liabilities	2,772,249	3,465,583

Total Liabilities	2,772,249	3,465,583
STOCKHOLDERS’ EQUITY
Common Stock
Authorized: 150,000,000 shares, par value $0.001
Issued and outstanding: 20,606,667 and 20,606,667
shares, respectively	20,607	20,607
Additional paid-in capital	6,382,069	6,382,069
Deficit Accumulated During the Exploration Stage	(4,299,345)	(5,039,546)
Accumulated Other Comprehensive Income (Loss)	1,072	(4,897)
Total Stockholders' Equity	2,104,403	1,358,233
Total Liabilities and Stockholders' Equity	$4,876,652	$4,823,816

The accompanying notes are an integral part of these financial statements.

WEST CANYON ENERGY CORP AND SUBSIDIARY
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Stated in U.S. Dollars)

	Cumulative
	Period
	from Inception,	Three Months	Three Months
	July 27, 2004	Ended	Ended
	to September 30,	September 30,	September 30,
	2009	2009	2008

Revenue	$-	$-	$-

Operating Expenses

General & Administrative	2,110,440	142,680	508,953

Impairment of Unproved Interest	3,196,030	-	-

Total Expenses	5,306,470	142,680	508,953

Loss from Operations	(5,306,470)	(142,680)	(508,953)

Interest Income (Expense), net	(298,706)	(22,863)	(42,943)

Gain on Forgiveness of Debt	906,250	906,250	-

Other Income/(Expense), net	399,581	(506)	-

Income (Loss) Before Income Taxes	(4,299,345)	740,201	(551,896)

Income Taxes	-	-	-

Net Income (Loss)	(4,299,345)	740,201	(551,896)

Foreign Currency Translation	1,072	5,969	(3,080)

Comprehensive Income (loss)	$(4,298,273)	$746,170	$(554,976)

Basic and Diluted earnings (loss) per share		$0.04	$(0.03)

Number of common shares used
in basic and diluted computation		20,606,667	20,483,841

The accompanying notes are an integral part of these financial statements.

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Stated in U.S. Dollars)

	Cumulative	Three Months	Three Months
	Period	Ended	Ended
	from Inception,	September 30,	September 30,
	July 27, 2004 to	2009	2008
	September 30, 2009
Operating Activities
Net income (loss)	$(4,299,345)	$740,201	$(551,896)

Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Depreciation	2,844	108	241
Amortization of deferred financing costs	66,500	21,655	-
Impairment of unproved interest	3,196,030	-	-
Gain on Forgiveness of Debt	(906,250)	(906,250)
Non-cash payment of compensation	465,000	-	130,000
Advances to operators, receivables and prepaids	(1,276,623)	(45,270)	(27,501)
Accounts payable and accrued liabilities	239,724	61,815	54,561
Advance on Sale of Property	300,000	150,000	400,000
Other liabilities	2,274	1,101	(5,215)
Net Cash Used in Operating Activities	(2,209,846)	23,360	190

Investing Activities
Unproved interests	(2,314,074)	59,676	53,393
Acquisition, net of cash acquired	401,056	-	-
Loans to affiliated company	(2,750,000)	-	-
Net Cash Used in Investing Activities	(4,663,018)	59,676	53,393

Financing Activities
Proceeds from issuance of common stock	3,900,500	-	-
Advances from shareholder	200,000	-	-
Shareholder loan	25,000	-	-
Proceeds from convertible debt	1,900,000	-	-
Deferred financing costs	(25,000)	-	-
Proceeds from advances	1,190,000	-	-
Repayments of advances from shareholder	(199,700)	-	-
Net Cash Provided by Financing Activities	6,990,800	-	-
Effect of exchange rate on cash	1,072	5,969	(3,080)
Increase In Cash During The Period	119,008	89,005	50,503

Cash, Beginning Of Period	-	30,003	99,445

Cash, End Of Period	$119,008	$119,008	$149,948

Supplemental disclosure of noncash investing activities:
Shareholder loans contributed to capital	$25,300		$-
Acquisition of PetroSouth Energy Corp BVI:
Issuance of 5,653,333 shares of common stock	$2,011,876	$-	$-
Forgiveness of demand loans receivable from
affiliated company	$2,750,000	$-	$-

The accompanying notes are an integral part of these financial statements.

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   ORGANIZATION

The Company was incorporated in the State of Nevada on July 27, 2004 under the name of Mobridge Explorations, Inc. The Company is an Exploration Stage Company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7. Effective April 30, 2007 the Company completed a merger with its’ wholly-owned subsidiary PetroSouth Energy Corp., a Nevada corporation. The sole purpose of the merger was to change the name from Mobridge Explorations Inc. to PetroSouth Energy Corp., and the subsidiary company was incorporated solely for such purpose. During the year ended June 30, 2007, the Company abandoned the mineral property located in the Province of Ontario, Canada and focused its effort on expanding its operations in the oil and gas industry through additional equity financing and the acquisition of a company engaged in the oil and gas industry. On October 2, 2007 the Company completed the acquisition of all of the issued and outstanding common stock of PetroSouth Energy Corp. BVI, a privately-owned British Virgin Islands corporation engaged in oil and gas exploration, pursuant to a share exchange agreement entered into with PetroSouth Energy Corp. BVI and its shareholders on September 30, 2007. As a result of the share purchase transaction, PetroSouth Energy Corp. BVI is now a wholly-owned subsidiary of the Company, and the Company has become an oil and gas exploration and development company. All operations and efforts of the Company are focused in the oil and gas industry and are subject to the related risks of the industry. The Company currently has participation stakes in three separate Colombian blocks representing 197,333 acres.

Effective April 11, 2008, the Company completed a merger with its’ wholly owned subsidiary, West Canyon Energy Corp., a Nevada corporation. The sole purpose of the merger was to change the name of the Company from PetroSouth Energy Corp. to West Canyon Energy Corp., and the subsidiary company was incorporated solely for such purpose.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)           Basis of Presentation

The unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for such interim periods are not necessarily indicative of the results of operations for a full year. It is management’s opinion that all adjustments necessary to properly state the results for the interim period have been made to these consolidated financial statements. All such adjustments were of a normal and recurring nature. All intercompany transactions are eliminated upon consolidation. These unaudited interim consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended June 30, 2009, included in the Company’s Annual Report on Form 10-K. The accounting principles applied in the preparation of these interim consolidated financial statements are consistent with those applied for the year ended June 30, 2009. Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

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
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

d)           Concentration of Credit Risk

The Company’s financial instruments exposed to concentrations of credit risk consist primarily of cash deposits held by financial institutions and accounts receivable. Cash is maintained at two financial institutions. The Company places cash deposits with highly rated financial institutions located in the United States and Colombia. At times, cash balances held in financial institutions in the United States may be in excess of FDIC insurance limits. Balances held in Colombia are not subject to FDIC protection. The Company believes the financial institutions are financially strong and the risk of loss is minimal. The Company has not experienced any losses with respect to the related risks and does not believe its exposure to such risk is more than nominal. The notes payable are issued by one lender and the advances have been provided by a separate entity. The Company believes these entities are financially strong and the risk of loss is minimal.

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

f)           Financial Instruments

The fair values of financial instruments, which includes cash, accounts receivable, advances to operators, accounts payable, accrued liabilities, advances and notes payable approximate their carrying values due to the relatively short maturity of these instruments.

g)           Accounting for Oil and Gas Properties

The Company uses the full-cost method of accounting for its exploration and development activities. Under this method of accounting, the cost of both successful and unsuccessful exploration and development activities are capitalized as oil and gas property. The Company has not incurred any internal costs that are directly related to exploration and development activities, including salaries and benefits, which could be capitalized as part of oil and gas property. Proceeds from the sale or disposition of oil and gas properties are accounted for as a reduction to capitalized costs unless a significant portion (greater than 25 percent) of the Company’s reserve quantities in a particular country are sold, in which case a gain or loss is recognized. Under the full-cost method of accounting, the Company applies a ceiling test to the capitalized cost in the full cost pool. The Company computes the ceiling test so that capitalized cost, less accumulated depletion and related deferred income tax, do not exceed an amount (the ceiling) equal to the sum of: (A) The present value, using a ten percent discount rate, of estimated future net revenue computed by applying current prices of oil and gas reserves (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current cost) to be incurred in developing and producing the proved reserves computed using a discount factor of ten percent and assuming continuation of existing economic conditions; plus (B) the cost of unevaluated properties and major development projects excluded from the costs being amortized; plus (C) the lower of cost or estimated fair value of unproven properties included in the costs being amortized; less (D) income tax effects related to differences between the book and tax basis of the property. If capitalized costs exceed this limit, the excess is charged to expense and reflected as additional DD&A. During the quarter ended September 30, 2009, the Company did not have a ceiling test impairment. The Company’s oil and gas properties totaling $4,657,507 consists solely of unevaluated properties excluded from the costs being amortized. See Note 3. Unproved Interest for further discussion.

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

h)           Revenue Recognition

Oil and natural gas revenues related to proved oil and gas properties are recorded using the sales method whereby the Company recognizes oil and natural gas revenue based on the amount of oil and gas sold to purchasers when title passes, the amount is determinable and collection is reasonably assured. Actual sales of gas are based on sales, net of the associated volume charges for processing fees and for costs associated with delivery, transportation, marketing, and royalties in accordance with industry standards. Operating costs and taxes are recognized in the same period for which revenue is earned. The Company did not recognize any revenue related to proved oil and gas properties during the three months ended September 30, 2009 and September 30, 2008.

Oil and natural gas revenues and lease operating expenses related to unproved oil and gas properties that are being evaluated for commercial viability are offset against the full cost pool until proved reserves are established, or determination is made that the unproved properties are impaired. During the three months ended September 30, 2009 and 2008, the Company offset $59,676 and $59,607, respectively, of oil and gas revenue, net of lease operating expense, against the full cost pool related to unproved properties being evaluated for commercial viability.

i)           Income Taxes

Potential income tax benefits are not recognized in the accounts until realization is more likely than not. The Company adopted Accounting Standards Codification (ASC), 740-10, Accounting for Income Taxes, as of its inception. Pursuant to ASC 740-10 the Company is required to compute deferred tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these consolidated financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

j)           Basic and Diluted Net Loss Per Share

The Company computes net earnings (loss) per share in accordance with ASC 260-10. ASC 260-10 requires presentation of both basic and diluted earnings (loss) per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

As of September 30, 2009 and 2008, there were 6,526,666 and 6,526,666 warrants outstanding, respectively that were not included in the computation of diluted earnings (loss) per share because the effect would have been anti-dilutive. These warrants reflect the 5 for 1 reverse stock split that was effective November 7, 2008.

As of September 30, 2009 and 2008 there were $0 and $1,900,000 of convertible notes outstanding, respectively that

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

were not included in the computation of diluted earnings (loss) per share because the effect would have been anti-dilutive.

The basic and diluted net earnings (loss) per share calculation has been adjusted for the five for one reverse stock split, effective November 7, 2008.

k)           Stock Based Compensation

Effective January 1, 2006, the Company adopted the provisions of ASC 718-10 requiring, that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). The implementation of ASC 718-10 did not have an impact on the consolidated financial statements of the Company.

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

m)           Comprehensive Income

ASC 220-10, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income resulting from the translation of the Company’s consolidated financial statements of $1,072 are recorded as accumulated other comprehensive income at September 30, 2009.

n)           Subsequent Events

The Company has evaluated the impact of subsequent events that occurred after September 30, 2009 through November 19, 2009, which is the date these financial statements were issued.

o)           Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued ASC 105-10. This standard establishes the FASB Accounting Standards Codification as the source of authoritative U.S. GAAP recognized by the FASB. The Codification does not change current U.S. GAAP but is intended to simplify user access to all authoritative U.S. GAAP by providing all literature related to a particular topic in one place. All existing accounting standard documents will be superseded. ASC 105-10 will be effective beginning in the Company's first quarter of fiscal year 2010, and its adoption is not expected to have an impact on the Company's consolidated financial statements.

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In June 2009, the FASB issued ASC 810-10, which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. ASC 810-10 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. ASC 810-10 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity and requires additional disclosures about a company's involvement in variable interest entities. ASC 810-10 will be effective as of the beginning of the Company's fiscal year 2011. The Company is currently evaluating the impact, if any, of adoption of ASC 810-10 on its consolidated financial statements.

In May 2008, the FASB issued ASC 105-10. ASC 105-10 is intended to improve financial reporting by indentifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. This statement became effective on November 15, 2008 and did not have a material effect on the Company’s consolidated financial statements.

In March 2008, FASB issued ASC 815-10. ASC 815-10 requires a company with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under ASC 815-10 and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. ASC 815-10 is effective for us beginning in our first quarter of fiscal year 2010. Because ASC 815-10 applies only to financial statement disclosure, it will not have any impact on our consolidated financial position, results of operations or cash flows.

In December 2007, FASB issued ASC 805-10. ASC 805-10 defines a business combination as a transaction or other event in which an acquirer obtains control of one or more businesses. Under ASC 805-10, all business combinations are accounted for by applying the acquisition method (previously referred to as the purchase method), under which the acquirer measures all identified assets acquired, liabilities assumed, and noncontrolling interests in the acquiree at their acquisition date fair values. Certain forms of contingent consideration and certain acquired contingencies are also recorded at their acquisition date fair values. ASC 805-10 also requires that most acquisition related costs be expensed in the period incurred. ASC 805-10 is effective for us beginning in our first quarter of fiscal year 2010. ASC 805-10 will change our accounting for business combinations on a prospective basis.

In December 2007, FASB issued ASC 810-10. ASC 810-10 requires a company to recognize noncontrolling interests (previously referred to as “minority interests”) as a separate component in the equity section of the consolidated statement of financial position. It also requires the amount of consolidated net income specifically attributable to the noncontrolling interests be identified in the consolidated statement of income. ASC 810-10 also requires changes in ownership interest to be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. ASC 810-10 is effective for us beginning in our first quarter of fiscal year 2010. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

3.   UNPROVED INTEREST

West Canyon Energy owns a 16% participation stake in the Buenavista Block. This is an exploration project located northeast of Bogota, Colombia. The block currently has one producing well, the Bolivar 1 well, which is producing oil from the La Luna reservoir at approximately 3,000 ft at 90 barrels of oil per day. In May of 2009, the Bolivar 1 well was determined to be non-commercial as a stand-alone well. In December of 2007, we commenced drilling on the Bochica 1 development well. During the initial drilling of the Bochica 1, we had to cease drilling until additional drilling rigs could be obtained. In early 2008, a workover was performed on the Bochica 1 well, but was not successful. In January 2009, we completed our seismic 3D shoot in the 70 kilometer area around the Bochica 1 well to determine if we had any further potential production zones. In May 2009, the Bochica 1 well was determined to

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.   UNPROVED INTEREST (Continued)

be a dry hole and was subsequently plugged and abandoned. Under the full cost method of accounting, the costs associated with abandoned wells is to be transferred to the full cost pool and depleted over the useful life of proved reserves. Since we have no proven reserve value for the year ended June 30, 2009, these costs are considered impaired, as they can provide no future value. We recognized $1,197,229 in Impairment of Unproved Property expense related to the 2 wells in the Buenavista Block for the year ended June 30, 2009. In May of 2009, the Bolivar 2 well was drilled based on the information obtained from the 3D seismic information from the Bochica 1 well site. As of September 30, 2009, the Bolivar 2 well was in the process of determination testing for proved reserves.

Effective September 16, 2008 the Company, through their Colombian subsidiary, entered into a farm out agreement with Delavaco Energy Colombia Inc. Sucursal Colombia, a subsidiary of Delavaco Energy Inc., for the sale of the Company’s 16% participating interest in its Buenavista oil and gas property in Colombia. The total purchase price the Company was to receive for the sale was $4,000,000, of which a nonrefundable deposit on sale of $200,000 was paid. The balance of $3,800,000 was to be paid on the earlier of (i) 30 days from a Liquidity Event by Delavaco (as defined by the farm out agreement), or (ii) December 31, 2008. As of December 31, 2008 the balance of the payment was not made by Delavaco and the Buenavista interest reverted back to the Company and the $200,000 deposit was recorded as Other Income for the year ended June 30, 2009.

West Canyon Energy owns a 20% participation interest in the Talora Exploration Block which lies Southwest of Bogota, Colombia and contains over 108,000 acres with multiple prospects. We commenced drilling of the Manatial development well in January of 2008. During the drilling of the Manatial, we encountered rig problems that caused damage to the well. During most of 2008 we were waiting on a new drilling rig for reentry into the well. During the year ended June 30, 2009, an unsuccessful re-entry workover was performed on the Manatial and the well was determined to be a dry hole. In June of 2009, the Manatial was plugged and abandoned. During 2009, the Company commenced drilling on the Montemelo development well and it was subsequently plugged and abandoned in June of 2009. We recognized $1,998,801 in impairment of unproved properties expense related to Talora Exploration Block for the year ended June 30, 2009.

On July 25, 2008 the Company, through their Colombian subsidiary, entered into a non-binding letter of intent agreement with Delavaco Energy Colombia Inc. Sucursal Colombia, a subsidiary of Delavaco Energy Inc., for the sale of the Company’s 20% participating interest in its Talora oil and gas property in Colombia. The total purchase price the Company was to receive for the sale was $3,500,000. The Company received a nonrefundable advance on sale of $200,000. The non-binding letter of intent agreement provided for an exclusivity period of 120 days, which expired on or about November 30, 2008. The $200,000 advance on sale was recorded as Other Income for the year ended June 30, 2009.

West Canyon Energy owns a 6% participation interest in approximately 64,000 acres in the Carbonera Block located Northeast of Bogota, Colombia. The project lies near the Venezuelan border in the Catatumbo Basin in Northeastern Colombia. In November 2007, the Company re-entered the Cerro Gordo 1 Well, previously drilled and abandoned by Texaco in 1989. The Company finished a seismic shoot and identified drilling prospects. On September 22, 2009, we, through our subsidiary Petrosouth Energy Corp. BVI, entered into an agreement with Delavco Energy Colombia Inc. Sucursal Colombia pursuant to which we have agreed to sell 100% of our 6% non-operated participation interest in the Carbonera Block for USD$750,000. The closing of the agreement was subject to the fulfillment of certain conditions precedent. Our chief financial officer and director is also a consultant of Delavco Energy Colombia Inc. Closing of the agreement took place on October 2, 2009. The Company received advances on the sale of property of $300,000, which is recorded as an advance on sale of property. Upon closing of the sale, the Company received the remaining $450,000 related to the sale of the Carbonera block.

On March 25, 2008, the Company entered into a letter of intent with Slope County Oil Company to acquire its existing leases in the Spring Creek Red River Prospect for the payment of $240,000 and $7,500 in geologist fees.

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.   UNPROVED INTEREST (Continued)

Effective November 19, 2008 the Company has repurchased a 25% interest back from Cobra Oil & Gas in the North Semitropic project located in the San Joaquin Basin, Kern County, CA for a payment of $134,438, that includes the original $34,000 deposit plus the remaining balance of $100,438, which was paid by Cobra as the total prospect acquisition fee.

4.   ADVANCES

Since November 2008, the Company has received advances of $1,190,000 from a lender. The parties are in process of negotiating the terms, including the potential of an equity investment; however, no definitive agreements have been signed.

5.   NOTES PAYABLE

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

In connection with the Convertible Promissory Notes, the Company entered into a services agreement with a Financial Consultant whereby the Company agreed to pay a finder’s fee of 3.5% of the gross proceeds of the Convertible Promissory Notes. These fees of $66,500 have been recorded as deferred financing costs. Such deferred financing costs will be amortized to financing costs over the respective two-year terms of the Convertible Promissory Notes using a method that approximates the interest method. As of September 30, 2009, the deferred financing costs had been fully amortized in the financial statements.

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.   NOTES PAYABLE (Continued)

On September 22, 2009, the Company entered into a new promissory note with Stealth Energy Ventures AG. The promissory note is for the principal amount of $1,050,000. The Company issued the promissory note as a result of settling a debt with Stealth Energy Ventures AG in the outstanding amount of $1,956,250 which consists of $1,900,000 in principal and $56,250 in accrued and unpaid interest. The Company recorded a gain of $906,250 related to the forgiveness of the promissory note, which is recoded as gain on forgiveness of debt. The note carries an interest rate of 9% per annum which is payable on maturity. The promissory note is repayable as follows:

i.	$450,000 payable upon disposition of the interest in the Carbonera project, which is to occur on or before November 1, 2009; and

ii.	$600,000 payable upon disposition of the interest in the Buena Vista project, which is to occur on or before May 31, 2010.

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

At September 30, 2009, the Company had the following outstanding non-transferable warrants, as adjusted for the five for one reverse stock split, all of which were issued in conjunction with the private placement of certain common shares:

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
(Unaudited)

6.   COMMON STOCK (Continued)

100,000 share purchase warrants exercisable into one common share at a price of US $7.50 per warrant until October 11, 2010

100,000 share purchase warrants exercisable into one common share at a price of US $7.50 per warrant until November 28, 2010

At September 30, 2009, no warrants have been exercised and all warrants were out of the money. The warrants are exercisable upon issuance for a term of thirty-six months.

7.   COMMITMENTS

The Company entered into a lease agreement for office space in Colombia that expires December 31, 2009. At September 30, 2009, the Company’s future minimum lease payments under the lease are $ 450 for the year ended June 30, 2010.

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

8.   GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $4,299,345 and further losses are anticipated in the development of the business, raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary capital and financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

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

On September 22, 2009, we, through our subsidiary Petrosouth Energy Corp. BVI, entered into an agreement with Delavco Energy Colombia Inc. Sucursal Colombia pursuant to which we have agreed to sell 100% of our 6% non-operated participation interest in the Carbonera Block for USD$750,000. The closing of the agreement was subject to the fulfillment of certain conditions precedent. Felipe Pimienta Barrios, our chief financial officer and director, is also a consultant of Delavco Energy Colombia Inc. Closing of the agreement took place on October 2, 2009. The Company received advances on the sale of property of $300,000, which is recorded as an advance on sale of property. Upon closing of the sale, the Company received the remaining $450,000 related to the sale of the Carbonera block.

On September 22, 2009, we entered into a promissory note with Stealth Energy Ventures AG. The promissory note is for the principal amount of $1,050,000. We are issuing the promissory note as a result of settling a debt with Stealth Energy Ventures AG in the outstanding amount of $1,956,250 which consists of $1,900,000 in principal and $56,250 in accrued and unpaid interest. The Company recorded a gain of $906,250 related to the forgiveness of the promissory note, which is recoded as gain on forgiveness of debt. The note carries an interest rate of 9% per annum which is payable on maturity. The promissory note is repayable as follows:

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

During the quarter ended September 30, 2009 our wholly owned subsidiary, PetroSouth Energy Corp. BVI, had participation stakes in three separate Colombian blocks representing 197,333 acres, as follows:

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

The third exploration phase has begun and had one commitment to drill a well. To fulfill this commitment, we commenced drilling of the Manatial development Well in January of 2008. During the drilling of the Manatial, we encountered rig problems that caused damage to the well. During most of 2008 we were waiting on a new drilling rig for reentry into the well. During the year, an unsuccessful re-entry workover was performed on the Manatial and the well was determined to be a dry hole. In June of 2009, the Manatial was plugged and abandoned. During 2009, we commenced drilling on the Montemelo development well and it was subsequently plugged and abandoned in June of 2009. Under the full cost method of accounting, the costs associated with abandoned wells are to be transferred to the full cost pool and depleted over the useful life of proved reserves. Since we had no proven reserve value for the year ended June 30, 2009, these costs are considered impaired, as they can provide no future value. We recognized $1,998,801 in Impairment of Unproved Property expense related to the Tolora Block for the year ended June 30, 2009. The property will be returned to the government upon expiration of the production contract.

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

Buenavista Exploration and Production Contract dated November 8, 2004 (Northeast of Bogotá, Colombia)

We have a 16% participation stake in the Buenavista Exploration and Production Contract northeast of Bogotá, Colombia, which we acquired through an Assignment Agreement dated August 30, 2007. The Buenavista Exploration and Production Contract was effective November 8, 2004 and has a surrender date of November 8, 2032. The operator and majority partner is UTO with an 84% participation stake. The 25,000 acre contiguous parcel of land contains the Bolivar field, the Bolivar prospect and three leads. Included in the field is the La Luna formation, covering an area of 700 acres. The Exploration and Production Contract associated with the block was originally signed on November 8, 2004, providing for a 6 year exploration period and 28 year production period. The Buenavista contract area covers 25,000 acres and is located northeast of Bogotá, Colombia. The Buenavista Block is located 38 miles northwest of Colombia’s largest oil fields, the Cusiana/Cupiagua complex. Our Bolivar 1 well is currently tapping the La Luna Reservoir at approximately 3,000 feet, while producing 90 barrels of oil per day. In May of 2009, the Bolivar 1 well was determined to be non-commercial as a stand-alone well. In December of 2007, we commenced drilling on the Bochica 1 development well. During the initial drilling of the Bochica1, we had to cease drilling until additional drilling rigs could be obtained. In early 2008, a workover was performed on the Bochica 1 well, but was not successful. In January 2009, we completed our seismic 3D shoot in the 70 kilometer area around the Bochica 1 well to determine if we had any further potential production zones. In May 2009, the Bochica 1 well was determined to be a dry hole and was subsequently plugged and abandoned. Under the full cost method of accounting, the costs associated with abandoned wells is to be transferred to the full cost pool and depleted over the useful life of proved reserves. Since we had no proven reserve value for the year ended June 30, 2009, these costs are considered impaired, as they can provide no future value. We recognized $1,197,229 in Impairment of Unproved Property expense related to the 2 wells in the Buenavista Block for the year ended June 30, 2009.

In May of 2009, the Bolivar 2 well was drilled based on the information obtained from the 3D seismic information from the Bochica 1 well site. As of September 30, 2009, the Bolivar 2 well was in the process of determination testing for proved reserves.

Effective September 16, 2008 we, through our Colombian subsidiary, entered into a farm out agreement with Delavaco Energy Colombia Inc. Sucursal Colombia, a subsidiary of Delavaco Energy Inc., for the sale of our 16% participating interest in the Buenavista oil and gas property in Colombia. The total purchase price we were to receive for the sale was $4,000,000. We received a nonrefundable deposit on sale of $200,000. The balance of $3,800,000 was to be paid on the earlier of (i) 30 days from a Liquidity Event by Delavaco (as defined by the farm out agreement), or (ii) December 31, 2008. As of December 31, 2008 the balance of payment was not made by Delavaco and the Buenavista interest reverted back to our company and the $200,000 deposit was recorded as Other Income for the year ended June 30, 2009.

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

On September 22, 2009, we, through our subsidiary Petrosouth Energy Corp. BVI, entered into an agreement with Delavco Energy Colombia Inc. Sucursal Colombia pursuant to which we have agreed to sell 100% of our 6% non-operated participation interest in the Carbonera Block for USD$750,000. The closing of the agreement was subject to the fulfillment of certain conditions precedent. Felipe Pimienta Barrios, our chief financial officer and director, is also a consultant of Delavco Energy Colombia Inc. Closing of the agreement took place on October 2, 2009. The Company received advances on the sale of property of $300,000, which is recorded as an advance on sale of property. Upon closing of the sale, the Company received the remaining $450,000 related to the sale of the Carbonera block.

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

Results of Operations

Three month Summary ended September 30, 2009 and 2008

		Three Months Ended
		September 30
		2009		2008
Revenue	$	Nil	$	Nil
General and Administrative		$142,662		$508,953
Interest Income (expense)		$(22,863)		$(42,943)
Gain on Forgiveness of Debt		$906,250	$	Nil
Other Income (Expense)		$(506)	$	Nil
Net Income (Loss)		$740,201		$(551,896)
Foreign Currency Translation		$5,969		$(3,080)

General and Administrative

The year over year decrease in General and Administrative expenses for the quarter ended September 30, 2009 can be attributed to decreases in stock based compensation expense, audit fees and technical fees incurred. The decrease in these expenses is the result of the controlling of costs due to the economic downturn and reoccurring negative cash flows.

Interest Expense

The year over year decrease in interest expense for the quarter ended September 30, 2009 is due to the forgiveness of debt by Stealth Energy Ventures. On September 22, 2009, we entered into a promissory note that settled the prior outstanding amount of $1,956,250 in exchange for a new promissory note with a principal amount of $1,050,000. As of September 30, 2009, we incurred interest on the principal amount of $1,050,000 for the 9 days from the date of the new debt agreement and the full amortization of debt issue costs capitalized related to the settled outstanding note.

Gain on Debt Forgiveness

On September 22, 2009, we entered into a promissory note that settled the prior outstanding amount of $1,956,250 in exchange for a new promissory note with a principal amount of $1,050,000. In this agreement, Stealth Energy Ventures forgave $850,000 in the principal balance owed to them and $56,250 of accrued interest related to the outstanding principal. As such, we have recognized a gain in the amount of $906,250 for the forgiveness of the debt and related accrued interest.

Expenses

Three month Summary ended September 30, 2009 and 2008

	Three Months Ended
	September 30
	2009	2008
General and administrative	$142,680	$508,953

Operating expenses for the three months ended September 30, 2009, decreased by 72% as compared to the comparative period in 2008 primarily as a result of a reduction of finders fees, management fees and audit fees.

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

Liquidity and Financial Condition

Working Capital

	At	At	Percentage
	September 30,	June 30,	Increase/
	2009	2009	(Decrease)
Current Assets	$215,722	$81,447	165%
Current Liabilities	$2,772,249	$3,465,583	(20%)
Working Capital	$(2,556,527)	$(3,384,136)	(24%)

Cash Flows
		Three Months		Three Months
		Ended		Ended
		September 30,		September 30,
		2009		2008
Net Cash Provided by Operating Activities		$23,360		$190
Net Cash Provided by Investing Activities		$59,676		$53,393
Net Cash Provided by Financing Activities	$	Nil	$	Nil
Effect of Exchange Rate on Cash		$5,969		$(3,080)
Increase (Decrease) in Cash During the Period		$89,005		$50,503

As of September 30, 2009, our total assets were $4,876,652 and our total liabilities were $2,772,249 and we had a working capital deficit of $2,556,527. Our financial statements report a net income of $740,201 for the three months ended September 30, 2009, and a net loss of $4,299,345 for the period from July 27, 2004 (inception) to September 30, 2009.

On September 22, 2009, we entered into a promissory note with Stealth Energy Ventures AG. The promissory note is for the principal amount of $1,050,000. We are issuing the promissory note as a result of settling a debt with Stealth Energy Ventures AG in the outstanding amount of $1,956,250 which consists of $1,900,000 in principal and $56,250 in accrued and unpaid interest. The Company recorded a gain of $906,250 related to the forgiveness of the promissory note, which is recoded as gain on forgiveness of debt. The note carries an interest rate of 9% per annum which is payable on maturity. The promissory note is repayable as follows:

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

We have suffered recurring losses from operations. The continuation of our business is dependent upon obtaining further financing, a successful program of exploration, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Operating Activities

Net cash provided by operating activities was $23,360 for the three months ended September 30, 2009 compared with cash provided by operating activities of $190 in the same period in 2008. The increase of $23,170 in operating activities is mainly attributable to the Company’s debt restructuring offset by sales of oil and gas properties.

Investing Activities

Net cash provided by investing activities was $59,676 for the three months ended September 30, 2009 compared to net cash provided by investing activities of $53,393 in the same period in 2008. The increase of $6,283 in investing activities is mainly attributable to an increase in production related expenses.

Financing Activities

There were no cash flow related to financing activities during the three months ended September 30, 2009 and September 30, 2008.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our company has not generated any revenue, has an accumulated deficit of $4,299,345 and negative working capital of $2,556,527 at September 30, 2009. Our company requires additional funds to maintain its existing operations and to acquire new business assets. These conditions raise substantial doubt about or company’s ability to continue as a going concern. Management’s plans in this regard are to raise equity and debt financing as required, but there is no certainty that such financing will be available or that it will be available at acceptable terms. The outcome of these matters cannot be predicted at this time.

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

Concentration of Credit Risk

Our company’s financial instruments exposed to concentrations of credit risk consist primarily of cash deposour held by financial institutions and notes payable and advances. Cash is maintained at two financial institutions. The Company places cash deposits with highly rated financial institutions located in the United States and Colombia. At times, cash balances held in financial institutions in the United States may be in excess of FDIC insurance limits. Balances held in Colombia are not subject to FDIC protection. Our company believes the financial institutions are financially strong and the risk of loss is minimal. Our company has not experienced any losses with respect to the related risks and does not believe our exposure to such risk is more than nominal. The notes payable are issued by one lender and the advances have been provided by a separate entity. Our company believes these entities are financially strong and the risk of loss is minimal.

All operations and efforts of our company are focused in the oil and gas industry and are subject to the related risks of the industry. The bulk of our company’s oil and gas properties and all related operations are located in Bogota, Colombia.

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

Accounting for Oil and Gas Properties

Our company uses the full-cost method of accounting for our exploration and development activities. Under this method of accounting, the cost of both successful and unsuccessful exploration and development activities are capitalized as property and equipment. Our company has not incurred any internal costs that are directly related to exploration and development activities, including salaries and benefits, which could be capitalized as part of property and equipment. Proceeds from the sale or disposition of oil and gas properties are accounted for as a reduction to capitalized costs unless a significant portion (greater than 25 percent) of our company’s reserve quantities in a particular country are sold, in which case a gain or loss is recognized. Under the full-cost method of accounting, our company applies a ceiling test to the capitalized cost in the full cost pool. Our company computes the ceiling test so that capitalized cost, less accumulated depletion and related deferred income tax, do not exceed an amount (the ceiling) equal to the sum of: (A) The present value, using a ten percent discount rate, of estimated future net revenue computed by applying current prices of oil and gas reserves (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current cost) to be incurred in developing and producing the proved reserves computed using a discount factor of ten percent and assuming continuation of existing economic conditions; plus (B) the cost of unevaluated properties and major development projects excluded from the costs being amortized; plus (C) the lower of cost or estimated fair value of unproven properties included in the costs being amortized; less (D) income tax effects related to differences between the book and tax basis of the property. If capitalized costs exceed this limit, the excess is charged to expense and reflected as additional DD&A. During the quarter ended September 30, 2009, our company did not have a ceiling test impairment. Our company’s oil and gas properties totaling $4,657,507 consists solely of unevaluated properties excluded from the costs being amortized. See Note 4. Unproved Interest for further discussion.

Oil and gas unevaluated properties and properties under development include costs that are excluded from costs being depreciated or amortized. These costs represent investments in unproved properties and major development projects in which our company owns a direct interest. Our company excludes these costs until proved reserves are found, until it is determined that the costs are impaired, or major development projects are placed in service. All costs excluded are reviewed at least quarterly to determine if impairment has occurred. Our company adds the amount of impairment assessed to the cost to be amortized subject to the ceiling test.

Our company recognizes liabilities for retirement obligations associated with tangible long-lived assets, such as producing well sites, when there is a legal obligation associated with the retirement of such assets and the amount can be reasonably estimated.

Revenue Recognition

Oil and natural gas revenues related to proved oil and gas properties are recorded using the sales method whereby our company recognizes oil and natural gas revenue based on the amount of oil and gas sold to purchasers when title passes, the amount is determinable and collection is reasonably assured. Actual sales of gas are based on sales, net of the associated volume charges for processing fees and for costs associated with delivery, transportation, marketing, and royalties in accordance with industry standards. Operating costs and taxes are recognized in the same period for which revenue is earned. Our company did not recognize any revenue related to proved oil and gas properties during the three months ended September 30, 2009 and September 30, 2008.

Oil and natural gas revenues and lease operating expenses related to unproved oil and gas properties that are being evaluated for commercial viability are offset against the full cost pool until proved reserves are established, or determination is made that the unproved properties are impaired. During the three months ended September 30, 2009 and 2008, our company offset $59,676 and $59,607, respectively, of oil and gas revenue, net of lease operating expense, against the full cost pool related to the Bolivar 1 well.

Income Taxes

Potential income tax benefour are not recognized in the accounts until realization is more likely than not. Our company adopted ASC 740-10, Accounting for Income Taxes, as of our inception. Pursuant to ASC 740-10 our company is required to compute deferred tax asset benefour for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these consolidated financial statements because our company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Basic and Diluted Net Loss Per Share

Our company computes net loss per share in accordance with ASC 260-10. ASC 260-10 requires presentation of both basic and diluted earnings (loss) per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

As of September 30, 2009 and 2008, there were 6,526,666 and 6,526,666 warrants outstanding, respectively that were not included in the computation of diluted earnings (loss) per share because the effect would have been anti-dilutive. These warrants reflect the 5 for 1 reverse stock split that was effective November 7, 2008.

As of September 30, 2009 and 2008 there were $0 and $1,900,000 of convertible notes outstanding, respectively that were not included in the computation of diluted earnings (loss) per share because the effect would have been anti-dilutive.

The basic and diluted net loss per share calculation has been adjusted for the five for one reverse stock split, effective November 7, 2008.

Stock Based Compensation

Effective January 1, 2006, our company adopted the provisions of ASC 718-10 requiring, that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, our company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25) and related interpretations. The implementation of ASC 718-10did not have an impact on the consolidated financial statements of our company.

Foreign Currency Translation Adjustments

The U.S. dollar is the functional currency for our company’s consolidated operations except our Colombian subsidiary, which uses the Colombian peso as the functional currency. Our company’s U.S. operations and Colombian operations do not engage in transactions other than in their functional currencies. As such, our company had no material earnings impact from foreign currency transaction gains and losses. The assets and liabilities of our company’s Colombian subsidiary are translated into U.S. dollars based on the current exchange rate in effect at the balance sheet date. Colombian income and expenses are translated at average rates for the periods presented.

Translation adjustments have no effect on net income and are included in accumulated other comprehensive income in stockholders’ equity. Our company has an immaterial deferred tax liability due to a translation gain.

Comprehensive Income

ASC 220-10, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income and our components in the financial statements. Cumulative income resulting from the translation of our company’s consolidated financial statements of $1,072 are recorded as accumulated other comprehensive income (loss) at September 30, 2009.

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (FASB) issued ASC 105-10. This standard establishes the FASB Accounting Standards Codification as the source of authoritative U.S. GAAP recognized by the FASB. The Codification does not change current U.S. GAAP but is intended to simplify user access to all authoritative U.S. GAAP by providing all literature related to a particular topic in one place. All existing accounting standard documents will be superseded. ASC 105-10 will be effective beginning in the Company's first quarter of fiscal year 2010, and its adoption is not expected to have an impact on the Company's consolidated financial statements.

In June 2009, the FASB issued ASC 810-10, which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. ASC 810-10 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. ASC 810-10 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity and requires additional disclosures about a company's involvement in variable interest entities. ASC 810-10 will be effective as of the beginning of the Company's fiscal year 2011. The Company is currently evaluating the impact, if any, of adoption of ASC 810-10 on its consolidated financial statements.

In May 2008, the FASB issued ASC 105-10. ASC 105-10 is intended to improve financial reporting by indentifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. This statement became effective on November 15, 2008 and did not have a material effect on the Company’s consolidated financial statements.

In March 2008, FASB issued ASC 815-10. ASC 815-10 requires a company with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under ASC 815-10 and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. ASC 815-10 is effective for us beginning in our first quarter of fiscal year 2010. Because ASC 815-10 applies only to financial statement disclosure, it will not have any impact on our consolidated financial position, results of operations or cash flows.

In December 2007, FASB issued ASC 805-10. ASC 805-10 defines a business combination as a transaction or other event in which an acquirer obtains control of one or more businesses. Under ASC 805-10, all business combinations are accounted for by applying the acquisition method (previously referred to as the purchase method), under which the acquirer measures all identified assets acquired, liabilities assumed, and noncontrolling interests in the acquiree at their acquisition date fair values. Certain forms of contingent consideration and certain acquired contingencies are also recorded at their acquisition date fair values. ASC 805-10 also requires that most acquisition related costs be expensed in the period incurred. ASC 805-10 is effective for us beginning in our first quarter of fiscal year 2010. ASC 805-10 will change our accounting for business combinations on a prospective basis.

In December 2007, FASB issued ASC 810-10. ASC 810-10 requires a company to recognize noncontrolling interests (previously referred to as “minority interests”) as a separate component in the equity section of the consolidated statement of financial position. It also requires the amount of consolidated net income specifically attributable to the noncontrolling interests be identified in the consolidated statement of income. ASC 810-10 also requires changes in ownership interest to be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. ASC 810-10 is effective for us beginning in our first quarter of fiscal year 2010. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

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

As of September 30, 2009, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer) our chief financial officer (our principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer) our chief financial officer (our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended September 30, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We have not generated any revenues since our incorporation and we will continue to incur operating expenses without revenues until we are in commercial deployment. To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred net losses from inception to September 30, 2009 of $(4,298,240). Our net cash used in operations for the three months ended September 30, 2009 was $873,360. As of September 30, 2009 we had working capital deficit of ($2,556,444). We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that drilling and completion costs increase beyond our expectations; or we encounter greater costs associated with general and administrative expenses or offering costs. The occurrence of any of the aforementioned events could adversely affect our ability to meet our business plans. We cannot provide assurances that we will be able to successfully execute our business plan. These circumstances raise substantial doubt about our ability to continue as a going concern. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

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

WEST CANYON ENERGY CORP.
(Registrant)

Dated: November 19, 2009	/s/ Shane Reeves
Shane Reeves
President and Director
(Principal Executive Officer)

Dated: November 19, 2009	/s/ Felipe Pimenta Barrios
Felipe Pimenta Barrios
Chief Financial Officer and Director
(Principal Financial Officer and Principal
Accounting Officer)