Form 10-K/A
period 2008-06-30
WEST CANYON ENERGY CORP.
filed 2009-12-31
CIK 1343601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 3

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
21,006,666 common shares as of September 25, 2009

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Annual Report on Form 10-K/A is filed as an amendment to the Annual Report on Form 10-KSB filed by West Canyon Energy Corp. (the “Company”) on September 29, 2008 (the “Original 10-KSB”). The Company has determined to file this Amendment No. 3 (this “Amendment”) to the original Form 10-KSB for the following reasons: (1) to exclude disclosures quantifying “potential reserves” associated with the Company’s oil and gas properties included in Item 1. Description of Business on page 5, (2) to clarify in Note 1. Organization to the Consolidated Financial Statements on page 26 the sole purpose of the merger with our wholly owned subsidiary West Canyon Energy Corp., effective April 11, 2008, was a name change, (3) to expand disclosures in Note 2. Summary of Significant Accounting Policies to the Consolidated Financial Statements on page 29 on the limitation of capitalized costs under the full cost method of accounting , in accordance with the guidance in Rule 4-10(c)(4) of Regulation S-X, (4) to include current status of unproved properties under Rule 4-10(c)(7)(ii) of Regulation S-X, and (5) to present supplemental audited predecessor company financial statements for PetroSouth Energy Corp. BVI for the period from inception (November 30, 2006) to October 2, 2007, in accordance with Rule 310(a) of Regulation S-B on pages 23 through 44, including the additional required footnote disclosures in Note 12 to the Consolidated Financial Statements on pages 43 through 44.

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

/s/ Weaver and Tidwell, L.L.P.

WEAVER AND TIDWELL, L.L.P.
Houston, Texas
September 29, 2008
Except for Note 12 which is dated October 13, 2009

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on that evaluation, management concluded that during the period covered by this report our internal controls over financial reporting was effective.

This determination of effectiveness of internal controls over financial reporting was made, in light of the SEC comment letter received March 30, 2009, in which the Company determined it necessary to amend its Form 10-KSB to present the audited predecessor financial statements for PetroSouth Energy Corp. BVI for the period from inception (November 30, 2006) through October 2, 2007, prior to its purchase by the successor entity, in accordance with Rule 310(a) of regulation S-B, due to the nature of this complex technical reporting interpretation.  The Company had retained, and continues to retain, an outside accounting firm during the period covered by this annual report, to assist in its financial reporting process and to evaluate highly complex and/or unusual transactions under accounting principles generally accepted in the United States of America and the Securities and Exchange Commission’s accounting interpretations.

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
Date: December 31, 2009 .

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Shane Reeves
Shane Reeves
Chief Financial Officer and Director
Principal Financial Officer
Date: December 31, 2009.