Form 10-K/A
period 2009-06-30
WEST CANYON ENERGY CORP.
filed 2010-01-06
CIK 1343601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A
Amendment No. 1

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ] to [   ]

Commission file number 333-130673

WEST CANYON ENERGY CORP.
Exact name of registrant as specified in its charter)

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
Yes [   ]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes [   ]    No [X]

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
21,006,666 common shares as of September 25, 2009

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Annual Report on Form 10-K/A is filed as an amendment to the Annual Report on Form 10-K filed by West Canyon Energy Corp. (the "Company") on October 13, 2009 (the "Original 10-K"). The Company has determined to file this Amendment No. 1 (this "Amendment") to the original Form 10-K for the following reason: (1) to change our evaluation of Internal Control over Financial Reporting to "effective" in Item 9A(T). This determination was in response to additional analysis of our internal control over financial reporting, including that the Company had retained an outside accounting firm, during the period covered by this annual report, to assist in its financial reporting process and to evaluate highly complex and/or unusual transactions under generally accepted accounting principles in the United States of America and the Securities and Exchange Commission’s accounting interpretations.

Except as presented in this Amendment and except for Exhibits 31.1, 31.2, 32.1 and 32.2, this Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K or modify or update those disclosures.

PART II

Item 9A(T).        Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 , as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure

As of June 30, 2009, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of June 30, 2009, our internal control over financial reporting was effective.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Exhibits

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

10.4	Carbonera Exploration and Exploitation Contract (incorporated by reference to our current report, on Form 8-K filed on October 29, 2007)

10.5	Convertible Promissory Note dated January 17, 2008 (incorporated by reference to our current report, on Form 8-K filed on February 1, 2008)

10.6	Farmout Agreement “North Semitropic Prospect” dated February 1, 2008 (incorporated by reference to our current report, on Form 8-K filed on February 12, 2008)

10.7	March 25, 2008 letter of intent with Slope County Oil Company (incorporated by reference to our current report, on Form 8-K filed on April 3, 2008)

10.8	Convertible Promissory Note dated March 10, 2008 (incorporated by reference to our current report, on Form 8-K filed on April 3, 2008)

10.9	Convertible Promissory Note dated February 5, 2008 and entered into on April 30, 2008 (incorporated by reference to our current report, on Form 8-K filed on May 1, 2008)

10.10	Convertible Promissory Note dated June 2, 2008 (incorporated by reference to our current report, on Form 8-K filed on June 9, 2008)

10.11	Assignment of Farmout Interest dated June 16, 2008 (incorporated by reference to our current report, on Form 8-K filed on June 26, 2008)

10.12	Consulting agreement between our company and Summit Consulting Limited dated effective the 2nd day of July 2008 (incorporated by reference to our current report, on Form 8-K filed on July 29, 2008)

10.13	Executive Employment Agreement with Shane Reeves (incorporated by reference to our current report, on Form 8-K filed on January 30, 2009)

10.14	Amending Agreement with Summit Consulting Limited (incorporated by reference to our current report, on Form 8-K filed on January 30, 2009)

Number	Description

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
          Date: January 4, 2009

By:    /s/ Shane Reeves
          Shane Reeves
          Chief Financial Officer and Director
          (Principal Financial Officer and Principal Accounting Officer)
          Date: January 4, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:    /s/ Shane Reeves
          Shane Reeves
          President, Chief Executive Officer
          and Director
          (Principal Executive Officer)
          Date: January 4, 2009

By:    /s/ Shane Reeves
          Shane Reeves
          Chief Financial Officer and Director
          (Principal Financial Officer and Principal Accounting Officer)
          Date: January 4, 2009