Form 10-Q
period 2009-12-31
WEST CANYON ENERGY CORP.
filed 2010-02-16
CIK 1343601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

[     ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

WEST CANYON ENERGY CORP.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	333-130673	20-8756823
(State or Other Jurisdiction	(Commission File No.)	(I.R.S. Employer
of Incorporation or		Identification No.)
Organization)

20333 State Highway 249	(281) 378-1563
Suite 200 - 113	(Registrant’s telephone number)
Houston, TX 77070-26133
(Address of Principal Executive
Offices)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ]  No [     ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes [     ] No [     ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one)

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ x ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in section 12b-2 of the Exchange Act) Yes [     ] No[ x ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, par value $0.001	20,606,667
(Class)	(Outstanding at February 16, 2010)

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	December 31, 2009	June 30, 2009
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$27,138	$30,003
Advances to Operators	38,811	7,920
Accounts Receivable	31,141	36,651
Prepaid Expenses	7,582	6,873
Total Current Assets	104,672	81,447
Unproved Interest	3,888,238	4,717,183
Deferred Financing Costs, net	-	21,655
Furniture & Equipment, net	2,879	3,531
Total Assets	$3,995,789	$4,823,816

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts Payable - Trade	$226,481	$158,045
Accrued Interest Payable	16,238	57,372
Accrued Liabilities	9,258	8,978
Advances	1,190,000	1,190,000
Note Payable	600,000	-
Other Liabilities	-	1,173
Advance on Sale of Property	-	150,000
Convertible Note Payable	-	1,900,000
Total Current Liabilities	2,041,977	3,465,568

STOCKHOLDERS’ EQUITY:
Common Stock
Authorized: 150,000,000 shares, par value $0.001 Issued and outstanding: 20,606,667 shares	20,607	20,607
Additional Paid-In Capital	6,382,069	6,382,069
Deficit Accumulated During the Exploration Stage	(4,445,408)	(5,039,531)
Accumulated Other Comprehensive Loss	(3,456)	(4,897)
Total Stockholders' Equity	1,953,812	1,358,248
Total Liabilities and Stockholders' Equity	$3,995,789	$4,823,816

The accompanying notes are an integral part of these consolidated unaudited financial statements.

WEST CANYON ENERGY CORP AND SUBSIDIARY
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Stated in U.S. Dollars)

					Cumulative
					Period
					from Inception,
	For the Three Months Ended		For the Six Months Ended		July 27, 2004
	December 31,		December 31,		to December 31,
	2009	2008	2009	2008	2009

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES:
General & Administrative	131,436	149,231	274,131	658,184	2,241,876
Impairment of Unproved Interest	-	-	-	-	3,196,030
	131,436	149,231	274,131	658,184	5,437,906
OPERATING LOSS	(131,436)	(149,231)	(274,131)	(658,184)	(5,437,906)
Interest Expense, net	(14,126)	(71,400)	(36,989)	(114,343)	(312,832)
Gain on Forgiveness of Debt	-	-	906,250	-	906,250
Other Income (Expense), net	(501)	400,080	(1,007)	400,080	399,080
Income (Loss) Before Income Taxes	(146,063)	179,449	594,123	(372,447)	(4,445,408)
Income Taxes	-	-	-	-	-
Net Income (Loss)	(146,063)	179,449	594,123	(372,447)	(4,445,408)
Foreign Currency Translation	(4,527)	(5,498)	1,442	(8,578)	(3,456)
Comprehensive Income (Loss)	$(150,590)	$173,951	$595,565	$(381,025)	$(4,448,864)

Basic and Diluted Earnings (Loss) per Share	$(0.01)	$0.01	$0.03	$(0.02)

Number of Common Shares Used in Basic Earnings (Loss) per Share	20,606,667	20,506,667	20,606,667	20,495,254

Number of Common Shares Used in Diluted Earnings (Loss) per Share	20,606,667	24,066,331	20,606,667	20,495,254

The accompanying notes are an integral part of these consolidated unaudited financial statements.

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Stated in U.S. Dollars)

			Cumulative
			Period
			from Inception,
	For the Six Months Ended December 31,		July 27, 2004 to
	2009	2008	December 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$594,123	$(372,447)	$(4,445,408)
Adjustments to Reconcile Net Income (Loss) to Net Cash
Used in Operating Activities:
Depreciation	652	157	3,388
Amortization of Deferred Financing Costs	21,655	28,219	66,500
Impairment of Unproved Interest	-	-	3,196,030
Gain on Forgiveness of Debt	(906,250)	-	(906,250)
Non-Cash Payment of Compensation	-	130,000	465,000
Advances to Operators, Receivables and Prepaids	(26,090)	(363,218)	(1,257,443)
Accounts Payable and Accrued Liabilities	83,832	44,145	261,726
Other Liabilities	(1,173)	(5,439)	-
Net Cash Used in Operating Activities	(233,251)	(538,583)	(2,616,457)

CASH FLOWS FROM INVESTING ACTIVITIES:
Unproved Interests	78,945	(59,850)	(2,294,805)
Disposition of Unproved Interests	600,000	-	750,000
Acquisition, Net of Cash Acquired	-	-	401,056
Loans to Affiliated Company	-	-	(2,750,000)
Net Cash Provided by (Used in) Investing Activities	678,945	(59,850)	(3,893,749)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Common Stock	-	-	3,900,500
Advances from Shareholder	-	-	200,000
Shareholder Loan	-	-	25,000
Repayments of Advances from Shareholder	-	-	(199,700)
Proceeds from Convertible Debt	-	-	1,900,000
Deferred Financing Costs	-	(140,000)	(25,000)
Proceeds from Advances	-	740,000	1,190,000
Repayment of Note Payable	(450,000)	-	(450,000)
Net Cash Provided by (Used in) Financing Activities	(450,000)	600,000	6,540,800
Effect of Exchange Rate on Cash	1,442	(8,578)	(3,456)
Increase (Decrease) In Cash During The Period	(2,865)	(7,011)	27,138

Cash, Beginning Of Period	30,003	99,445	-

Cash, End Of Period	$27,138	$92,434	$27,138

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shareholder Loans Contributed to Capital	$-	$-	$25,300
Acquisition of PetroSouth Energy Corp BVI: Issuance of 5,653,333 Shares of Common Stock	$-	$-	$2,011,876
Forgiveness of Demand Loans Receivable from Affiliated Company	$-	$-	$2,750,000

The accompanying notes are an integral part of these consolidated unaudited financial statements.

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

West Canyon Energy Corp. (“West Canyon” or the “Company”) has prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Item 310(b) of regulation S-K. These financial statements should be read together with the financial statements and notes in the Company’s 2009 Form 10-K filed with the SEC on October 13, 2009, as amended on Form 10K/A on January 6, 2010. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accompanying financial statements reflect all adjustments and disclosures, which, in the Company’s opinion, are necessary for fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of the entire year. Certain reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation.

Unless otherwise specified, all dollar amounts are expressed in United States dollars.

Going Concern

These consolidated financial statements have been prepared on a going concern basis. The Company has incurred losses since inception (July 27, 2004) resulting in an accumulated deficit of $4,445,408 and further losses are anticipated in the development of the business, raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary capital and financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company’s wholly owned subsidiary, PetroSouth Energy Corp. BVI, and Petrosouth Energy Corporation Sucursal Colombia, a wholly owned branch of PetroSouth Energy Corp. BVI. All intercompany transactions are eliminated upon consolidation. Management does not believe the Company to be the primary beneficiary of any entity, nor does Management believe the Company to hold any variable interests. The Company’s interest in oil and gas exploration and production ventures and partnerships are proportionately consolidated.

Use of Estimates

Preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. The Company evaluates its estimates and assumptions on a regular basis. Actual results may differ from these estimates and assumptions used in preparation of its financial statements and changes in these estimates are recorded when known.

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting for Oil and Gas Properties

The Company uses the full-cost method of accounting for its exploration and development activities. Under this method of accounting, the cost of both successful and unsuccessful exploration and development activities are capitalized as oil and gas property. The Company has not incurred any internal costs that are directly related to exploration and development activities, including salaries and benefits, which could be capitalized as part of oil and gas property. Proceeds from the sale or disposition of oil and gas properties are accounted for as a reduction to capitalized costs unless a significant portion (greater than 25 percent) of the Company’s reserve quantities in a particular country are sold, in which case a gain or loss is recognized. Under the full-cost method of accounting, the Company applies a ceiling test to the capitalized cost in the full cost pool. The Company computes the ceiling test so that capitalized cost, less accumulated depletion and related deferred income tax, do not exceed an amount (the ceiling) equal to the sum of: (A) The present value, using a ten percent discount rate, of estimated future net revenue computed by applying current prices of oil and gas reserves (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current cost) to be incurred in developing and producing the proved reserves computed using a discount factor of ten percent and assuming continuation of existing economic conditions; plus (B) the cost of unevaluated properties and major development projects excluded from the costs being amortized; plus (C) the lower of cost or estimated fair value of unproven properties included in the costs being amortized; less (D) income tax effects related to differences between the book and tax basis of the property. If capitalized costs exceed this limit, the excess is charged to expense and reflected as additional depreciation, depletion and amortization.

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

The Company did not have a ceiling test impairment during either the three or six month periods ended December 31, 2009. The Company’s oil and gas properties totaling $3,888,238 consists solely of unevaluated properties excluded from the costs being amortized. See Note 3. - Unproved Interest for further discussion.

Revenue Recognition

Oil and natural gas revenues related to proved oil and gas properties are recorded using the sales method whereby the Company recognizes oil and natural gas revenue based on the amount of oil and gas sold to purchasers when title passes, the amount is determinable and collection is reasonably assured. Actual sales of gas are based on sales, net of the associated volume charges for processing fees and for costs associated with delivery, transportation, marketing, and royalties in accordance with industry standards. Operating costs and taxes are recognized in the same period for which revenue is earned. The Company did not recognize any revenue related to proved oil and gas properties during the three months or six month periods ended December 31, 2009 or December 31, 2008.

Oil and natural gas revenues and lease operating expenses related to unproved oil and gas properties that are being evaluated for commercial viability are offset against the full cost pool until proved reserves are established, or determination is made that the unproved properties are impaired. During the three months ended December 31, 2009 and 2008, the Company offset $26,188 and $21,516, respectively, and during the six months ended December 31, 2009 and 2008, the Company offset $85,864 and $81,123, respectively, of oil and gas revenue, net of lease operating expense, against the full cost pool related to unproved properties being evaluated for commercial viability.

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Basic and Diluted Earnings (Loss) per Share

The Company computes earnings (loss) per share in accordance with ASC Topic 260, “Earnings per Share”. ASC Topic 260 requires presentation of both basic and diluted earnings (loss) per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing earnings (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

During the three and six months ended December 31, 2009 and 2008, there were 6,526,666 warrants outstanding, respectively that were not included in the computation of diluted earnings (loss) per share because the effect would have been anti-dilutive.

During the three months ended December 31, 2008, there was $1,900,000 of convertible notes outstanding under which 3,559,664 shares could be acquired under full conversion and which were included in the computation of diluted earnings per share. These shares were not included in the computation of diluted earnings (loss) per share for the six months ended December 31, 2008, because the effect would have been anti-dilutive.

Foreign Currency Translation Adjustments

The U.S. dollar is the functional currency for the Company’s consolidated operations except its Colombian branch, which uses the Colombian peso as the functional currency. The Company’s U.S. operations and Colombian operations do not engage in transactions other than in their functional currencies. As such, the Company had no material earnings impact from foreign currency transaction gains and losses. The assets and liabilities of the Company’s Colombian branch are translated into U.S. dollars based on the current exchange rate in effect at the balance sheet date. Colombian income and expenses are translated at average rates for the periods presented. Translation adjustments have no effect on net income and are included in accumulated other comprehensive income in stockholders’ equity. The Company has an immaterial deferred tax asset due to a translation loss.

Comprehensive Income

ASC Topic 220, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income resulting from the translation of the Company’s subsidiary financial statements for the three and six month periods ended December 31, 2009 and 2008, are recorded as accumulated other comprehensive income.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles,” which has been primarily codified into ASC Topic 105, “Generally Accepted Accounting Standards.” This guidance establishes the FASB Accounting Standards Codification, which officially commenced July 1, 2009, to become the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All other accounting literature excluded from the Codification is considered nonauthoritative. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. Generally, the Codification does not change U.S. GAAP. This statement was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted this standard for the quarter ending September 30, 2009. The standard has had a minimal effect on the Company’s financial statement disclosures, as all references to authoritative accounting literature are referenced in accordance with the Codification.

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which was primarily codified into FASB Accounting Standards Codification (ASC, also known collectively as the Codification) Topic 855, “Subsequent Events.” This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. In particular, this statement sets forth:

  The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; and

  The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and

  The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

ASC Topic 855 was effective for interim or annual periods ending after June 15, 2009, and was to be applied prospectively. The Company adopted ASC Topic 855 as of June 30, 2009. The Company evaluated all events or transactions that occurred after December 31, 2009, up through the date we issued the Company’s consolidated financial statements on February 16, 2010.

New Pronouncements Issued But Not Yet Adopted

In January 2009, the SEC issued Release No. 33-8995, “Modernization of Oil and Gas Reporting,” amending oil and gas reporting requirements under Rule 4-10 of Regulation S-X and Industry Guide 2 in Regulation S-K and bringing full-cost accounting rules into alignment with the revised disclosure requirements. The new rules include changes to the pricing used to estimate reserves, the ability to include nontraditional resources in reserves, the use of new technology for determining reserves and permitting disclosure of probable and possible reserves. In September 2009, the FASB issued Proposed Accounting Standards Update (ASU), “Extractive Industries—Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures” (Exposure Draft No. 1730-100), to align the guidance in U.S. GAAP with the changes the SEC made in December 2008. The final rules are effective for registration statements filed on or after January 1, 2010, and for annual reports for fiscal years ending on or after December 31, 2009. The public comment period for the Proposed ASU ended October 15, 2009; however, no final guidance has been issued by the FASB. The Company is continuing to evaluate the impact of this release.

In December 2007, FASB issued ASC Topic 805, “Business Combinations”. ASC Topic 805 defines a business combination as a transaction or other event in which an acquirer obtains control of one or more businesses. Under Topic 805, all business combinations are accounted for by applying the acquisition method (previously referred to as the purchase method), under which the acquirer measures all identified assets acquired, liabilities assumed, and noncontrolling interests in the acquiree at their acquisition date fair values. Certain forms of contingent consideration and certain acquired contingencies are also recorded at their acquisition date fair values. Topic 805 also requires that most acquisition related costs be expensed in the period incurred. The Company adopted the provisions of Topic 805 during its first quarter of fiscal year 2010, and its adoption will change the Company’s accounting for business combinations on a prospective basis.

3.	UNPROVED INTEREST

At June 30, 2009, the Company owned a 6% participation interest in approximately 64,000 acres in the Carbonera Block located Northeast of Bogota, Colombia. The project was near the Venezuelan border in the Catatumbo Basin in Northeastern Colombia. On September 22, 2009, the Company entered into an agreement with Delavco Energy Colombia Inc. Sucursal Colombia pursuant to which the Company agreed to sell 100% of its 6% non-operated participation interest in the Carbonera Block for $750,000. Closing of the agreement took place on October 2, 2009. The Company’s former chief financial officer and director is also a consultant of Delavco Energy Colombia Inc. The $750,000 of proceeds was accounted for as a reduction of Unproved Interest.

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	ADVANCES

Since November 2008, the Company has received advances of $1,190,000 from a lender. The parties are in process of negotiating the terms, including the potential of an equity investment; however, no definitive agreements have been signed.

5.	NOTE PAYABLE

On September 22, 2009, the Company issued a promissory note to Stealth Energy Ventures AG in an original principal amount of $1,050,000 in satisfaction of outstanding convertible notes totaling $1,956,250, including $56,250 of accrued and unpaid interest. The Company recorded a gain of $906,250 related to the forgiveness of the then outstanding convertible notes, which was recorded as a gain on forgiveness of debt. The promissory note carries an interest rate of 9% per annum which is payable at maturity. The promissory note is repayable as follows:

i.	$450,000 payable upon disposition of the interest in the Carbonera project, which was to occur on or before November 1, 2009; and

ii.	$600,000 payable upon disposition of the interest in the Buena Vista project, which is to occur on or before May 31, 2010.

Upon closing on the sale of the Carbonera Block on October 2, 2009, the Company made the requirement payment of $450,000, in accordance with the repayment terms.

6.	COMMON STOCK

At December 31, 2009, the Company had the following outstanding non-transferable warrants, all of which were issued in conjunction with the private placement of common shares:

i.	53,333 share purchase warrants exercisable into one common share at a price of $6.25 per warrant until May 1, 2010;

ii.	266,667 share purchase warrants exercisable into one common share at a price of $6.25 per warrant until June 25, 2010;

iii.	300,000 share purchase warrants exercisable into one common share at a price of $7.50 per warrant until August 27, 2010;

iv.	53,333 share purchase warrants exercisable into one common share at a price of $6.25 per warrant until September 21, 2010;

v.	5,653,333 share purchase warrants exercisable into one common share at a price of $6.25 per warrant until October 2, 2010;

vi.	100,000 share purchase warrants exercisable into one common share at a price of $7.50 per warrant until October 11, 2010; and

vii.	100,000 share purchase warrants exercisable into one common share at a price of $7.50 per warrant until November 28, 2010

7.	COMMITMENTS

On July 2, 2008, the Company entered into a consulting agreement with Summit Consulting Limited to retain the services of Mr. Shane Reeves as President and Director of the Company. Pursuant to the terms of the agreement, the

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Company has agreed to pay monthly management fees of $8,000 as compensation for the services to be rendered. In addition, the agreement provides for the issuance of 100,000 shares of common stock, upon entering into the agreement and upon each annual renewal of the agreement. On July 22, 2008, the Company approved the issuance of 100,000 shares of common stock, to Mr. Reeves pursuant to the terms of the agreement. On January 29, 2009, the Company entered into an amending agreement with Summit Consulting to extend the term of the consulting agreement from July 2, 2009, to December 31, 2009.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited consolidated financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars.

As used in this quarterly report and unless otherwise indicated, the terms “we”, “us”, “our”, “our company” and “West Canyon” refer to West Canyon Energy Corp. and our wholly owned subsidiary, PetroSouth Energy Corp. BVI and its wholly owned Columbian branch, Petrosouth Energy Corporation Sucursal Colombia.

Going Concern

These consolidated financial statements have been prepared on a going concern basis. We have incurred losses since inception (July 27, 2004) resulting in an accumulated deficit of $4,445,408 and further losses are anticipated in the development of the business, raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary capital and financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue as a going concern.

We anticipate a cash requirement in the amount of $2,665,000 during the next 12 months, mostly for drilling commitments, seismic, infrastructure costs and professional fees. Accordingly, we will require additional funds to implement our exploration and development programs. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable. We need to raise additional funds in the immediate future in order to proceed with our exploration program.

Over the next 12 months we anticipate that we will incur the following cash requirements:

Exploration and Development Costs	$2,280,000
Professional Fees	200,000
Salaries	96,000
Interest Expense	54,000
Other General & Administrative	35,000
$2,665,000

Results of Operations

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES:
General & Administrative	131,436	149,231	274,131	658,184
OPERATING LOSS	(131,436)	(149,231)	(274,131)	(658,184)
Interest Income (Expense), net	(14,126)	(71,400)	(36,989)	(114,343)
Gain on Forgiveness of Debt	-	-	906,250	-
Other Income (Expense), net	(501)	400,080	(1,007)	400,080
Income (Loss) Before Income Taxes	(146,063)	179,449	594,123	(372,447)

Revenue

We have not earned any revenues from operations since inception and we do not anticipate earning such revenues until such time as we have entered into commercial production of our oil and gas projects. We are currently in the exploration stage of our business and we can provide no assurances that we will discover commercially exploitable resources on our properties, or if such resources are discovered, that we will be able to enter into commercial production. Oil and natural gas revenues and lease operating expenses related to unproved oil and gas properties that are being evaluated for commercial viability are offset against the full cost pool until proved reserves are established, or determination is made that the unproved properties are impaired. During the three months ended December 31, 2009 and 2008, we offset $26,188 and $21,516, respectively, and during the six months ended December 31, 2009 and 2008, we offset $85,864 and $81,123, respectively, of oil and gas revenue, net of lease operating expense, against the full cost pool related to unproved properties being evaluated for commercial viability.

General and Administrative Expenses

The decrease in General and Administrative expenses for the three months ended December 31, 2009, as compared to the three months ended December 31, 2008, can be primarily attributed to decreases in technical fees incurred. For the six month period ended December 31, 2009, as compared to 2008, the decrease can be primarily attributed to decreases in finders fees, management fees and professional and other technical fees incurred. The decrease in these expenses is the result of the controlling of costs due to the economic downturn and our reoccurring negative cash flows.

Interest Expense and Gain on Forgiveness of Debt

The decrease in interest expense for the both the three and six month periods ended December 31, 2009, as compared to the same periods of 2008, is due to the reduction in debt levels outstanding resulting from the forgiveness of debt by Stealth Energy Ventures. On September 22, 2009, we issued a promissory note to Stealth

Energy Ventures in an original principal amount of $1,050,000 in satisfaction of outstanding convertible notes totaling $1,956,250, including $56,250 of accrued and unpaid interest. We recorded a gain of $906,250 related to the forgiveness of the then outstanding convertible notes, which was recorded as a gain on forgiveness of debt. The promissory note carries an interest rate of 9% per annum which is payable at maturity.

Other Income (Expense), net

The $400,080 Other Income recognized in 2008 related to forfeited deposits related to potential sales of our Talora and Buenavista properties.

On July 25, 2008, we entered into a non-binding letter of intent with Delavaco Energy Colombia Inc. Sucursal Colombia, a subsidiary of Delavaco Energy Inc., for the sale of our 20% participating interest in the Talora oil and gas property in Colombia. The total purchase price was $3,500,000, of which we received a nonrefundable deposit of $200,000. The non-binding letter of intent provided for an exclusivity period of 120 days, which expired on or about November 30, 2008. The $200,000 deposit was recorded as Other Income on November 30, 2008.

Effective September 16, 2008, we also entered into a non-binding letter of intent with Delavaco Energy Colombia Inc. Sucursal Colombia, for the sale of our 16% participating interest in the Buenavista oil and gas property in Colombia. The total purchase price was $4,000,000, of which we received a nonrefundable deposit of $200,000. The non-binding letter of intent provided for an exclusivity period to end on December 31, 2008, at which time the deposit was forfeited. The $200,000 deposit was recorded as Other Income on December 31, 2008.

In total, we recognized $400,000 in Other Income related to these forfeited deposits.

Liquidity and Financial Condition

At December 31, 2009, we had a working capital deficit of $1,937,305 consisting primarily of $1,790,000 of short-term debt and $251,977 of accounts payable and accrued expenses.

We have raised net proceeds of $7,215,500 in various advances and debt and equity financings since our inception (July 27, 2004), and have used the majority of the net proceeds to acquire our prospect blocks in Colombia, as well as for general and administrative expenses and working capital purposes.

Net cash used in operating activities for the six months ended December 31, 2009, totaled $233,251 and consisted primarily of the net earnings of $594,123, net of the non-cash gain on forgiveness of debt of $906,250. We also had a net increase in accounts payable and accrued liabilities during the period of $83,832. Net cash used in operating activities for the six months ended December 31, 2008, totaled $538,583 and consisted primarily of the net loss of $372,447, net of non-cash charges of $130,000 related to the fair value of our common share issued for consulting services. We also had $324,512 of other working capital changes.

Net cash provided by investing activities for the six months ended December 31, 2009, totaled $678,945 and consisted primarily of the $600,000 of final proceeds received from the sale of our interest in the Carbonera Block in Colombia. Net cash used in investing activities for the six months ended December 31, 2008, totaled $59,850.

Net cash used in financing activities for the six months ended December 31, 2009, totaled $450,000 and consisted of the required partial repayment of the September 2009 promissory note upon the sale of our interest in the Carbonera Block. Net cash provided by financing activities for the six months ended December 31, 2008, totaled $600,000 resulting from the net proceeds from lender advances.

On September 22, 2009, we issued a promissory note to Stealth Energy Ventures AG in an original principal amount of $1,050,000 in satisfaction of outstanding convertible notes totaling $1,956,250, including $56,250 of accrued and unpaid interest. We recorded a gain of $906,250 related to the forgiveness of the then outstanding convertible notes, which was recorded as a gain on forgiveness of debt. The promissory note carries an interest rate of 9% per annum which is payable at maturity. The promissory note is repayable as follows:

i.	$450,000 payable upon disposition of the interest in the Carbonera project, which was to occur on or before November 1, 2009; and

ii.	$600,000 payable upon disposition of the interest in the Buena Vista project, which is to occur on or before May 31, 2010.

Upon closing on the sale of the Carbonera Block on October 2, 2009, we made the requirement payment of $450,000, in accordance with the repayment terms.

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

Critical Accounting Policies

Accounting for Oil and Gas Properties

We use the full-cost method of accounting for our exploration and development activities. Under this method of accounting, the cost of both successful and unsuccessful exploration and development activities are capitalized as oil and gas property. We have not incurred any internal costs that are directly related to exploration and development activities, including salaries and benefits, which could be capitalized as part of oil and gas property. Proceeds from the sale or disposition of oil and gas properties are accounted for as a reduction to capitalized costs unless a significant portion (greater than 25 percent) of our reserve quantities in a particular country are sold, in which case a gain or loss is recognized. Under the full-cost method of accounting, we apply a ceiling test to the capitalized cost in the full cost pool. We compute the ceiling test so that capitalized cost, less accumulated depletion and related deferred income tax, do not exceed an amount (the ceiling) equal to the sum of: (A) The present value, using a ten percent discount rate, of estimated future net revenue computed by applying current prices of oil and gas reserves (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current cost) to be incurred in developing and producing the proved reserves computed using a discount factor of ten percent and assuming continuation of existing economic conditions; plus (B) the cost of unevaluated properties and major development projects excluded from the costs being amortized; plus (C) the lower of cost or estimated fair value of unproven properties included in the costs being amortized; less (D) income tax effects related to differences between the book and tax basis of the property. If capitalized costs exceed this limit, the excess is charged to expense and reflected as additional depreciation, depletion and amortization.

Oil and gas unevaluated properties and properties under development include costs that are excluded from costs being depreciated or amortized. These costs represent investments in unproved properties and major development projects in which we own a direct interest. We exclude these costs until proved reserves are found, until it is determined that the costs are impaired, or major development projects are placed in service. All costs excluded are reviewed at least quarterly to determine if impairment has occurred. We add the amount of impairment assessed to the cost to be amortized subject to the ceiling test.

We did not have a ceiling test impairment during either the three or six month periods ended December 31, 2009. Our oil and gas properties totaling $3,888,238 consists solely of unevaluated properties excluded from the costs being amortized.

Revenue Recognition

Oil and natural gas revenues related to proved oil and gas properties are recorded using the sales method whereby we recognize oil and natural gas revenue based on the amount of oil and gas sold to purchasers when title passes, the amount is determinable and collection is reasonably assured. Actual sales of gas are based on sales, net of the associated volume charges for processing fees and for costs associated with delivery, transportation, marketing, and royalties in accordance with industry standards. Operating costs and taxes are recognized in the same period for which revenue is earned. We did not recognize any revenue related to proved oil and gas properties during the three months or six month periods ended December 31, 2009 or December 31, 2008.

Oil and natural gas revenues and lease operating expenses related to unproved oil and gas properties that are being evaluated for commercial viability are offset against the full cost pool until proved reserves are established, or determination is made that the unproved properties are impaired. During the three months ended December 31, 2009 and 2008, we offset $26,188 and $21,516, respectively, and during the six months ended December 31, 2009 and 2008, we offset $85,864 and $81,123, respectively, of oil and gas revenue, net of lease operating expense, against the full cost pool related to unproved properties being evaluated for commercial viability.

Basic and Diluted Earnings (Loss) per Share

We compute earnings (loss) per share in accordance with ASC Topic 260, “Earnings per Share”. ASC Topic 260 requires presentation of both basic and diluted earnings (loss) per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing earnings (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

During the three and six months ended December 31, 2009 and 2008, there were 6,526,666 warrants outstanding, respectively that were not included in the computation of diluted earnings (loss) per share because the effect would have been anti-dilutive.

During the three months ended December 31, 2008, there was $1,900,000 of convertible notes outstanding under which 3,559,664 shares could be acquired under full conversion and which were included in the computation of diluted earnings per share. These shares were not included in the computation of diluted earnings (loss) per share for the six months ended December 31, 2008, because the effect would have been anti-dilutive.

Foreign Currency Translation Adjustments

The U.S. dollar is the functional currency for our consolidated operations except its Colombian branch, which uses the Colombian peso as the functional currency. Our U.S. operations and Colombian operations do not engage in transactions other than in their functional currencies. As such, we had no material earnings impact from foreign currency transaction gains and losses. The assets and liabilities of our Colombian branch are translated into U.S. dollars based on the current exchange rate in effect at the balance sheet date. Colombian income and expenses are translated at average rates for the periods presented. Translation adjustments have no effect on net income and are included in accumulated other comprehensive income in stockholders’ equity. We have an immaterial deferred tax asset due to a translation loss.

Comprehensive Income

ASC Topic 220, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income resulting from the translation of our subsidiary financial statements for the three and six month periods ended December 31, 2009 and 2008, are recorded as accumulated other comprehensive income.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles,” which has been primarily codified into ASC Topic 105, “Generally Accepted Accounting Standards.” This guidance establishes the FASB Accounting Standards Codification, which officially commenced July 1, 2009, to become the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All other accounting literature excluded from the Codification is considered nonauthoritative. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. Generally, the Codification does not change U.S. GAAP. This statement was effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted this standard for the quarter ending September 30, 2009. The standard has had a minimal effect on our financial statement disclosures, as all references to authoritative accounting literature are referenced in accordance with the Codification.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which was primarily codified into FASB Accounting Standards Codification (ASC, also known collectively as the Codification) Topic 855, “Subsequent Events.” This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. In particular, this statement sets forth:

  The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; and

  The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and

  The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

ASC Topic 855 was effective for interim or annual periods ending after June 15, 2009, and was to be applied prospectively. We adopted ASC Topic 855 as of June 30, 2009. We evaluated all events or transactions that occurred after December 31, 2009, up through the date we issued our consolidated financial statements on February 16, 2010.

New Pronouncements Issued But Not Yet Adopted

In January 2009, the SEC issued Release No. 33-8995, “Modernization of Oil and Gas Reporting,” amending oil and gas reporting requirements under Rule 4-10 of Regulation S-X and Industry Guide 2 in Regulation S-K and bringing full-cost accounting rules into alignment with the revised disclosure requirements. The new rules include changes to the pricing used to estimate reserves, the ability to include nontraditional resources in reserves, the use of new technology for determining reserves and permitting disclosure of probable and possible reserves. In September 2009, the FASB issued Proposed Accounting Standards Update (ASU), “Extractive Industries—Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures” (Exposure Draft No. 1730-100), to align the guidance in U.S. GAAP with the changes the SEC made in December 2008. The final rules are effective for registration statements filed on or after January 1, 2010, and for annual reports for fiscal years ending on or after December 31, 2009. The public comment period for the Proposed ASU ended October 15, 2009; however, no final guidance has been issued by the FASB. We are continuing to evaluate the impact of this release.

In December 2007, FASB issued ASC Topic 805, “Business Combinations”. ASC Topic 805 defines a business combination as a transaction or other event in which an acquirer obtains control of one or more businesses. Under Topic 805, all business combinations are accounted for by applying the acquisition method (previously referred to as the purchase method), under which the acquirer measures all identified assets acquired, liabilities assumed, and noncontrolling interests in the acquiree at their acquisition date fair values. Certain forms of contingent consideration and certain acquired contingencies are also recorded at their acquisition date fair values. Topic 805 also requires that most acquisition related costs be expensed in the period incurred. We adopted the provisions of Topic 805 during its first quarter of fiscal year 2010, and its adoption will change our accounting for business combinations on a prospective basis.

Item 3. Quantitative Disclosures About Market Risks.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4T. Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of December 31, 2009, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended December 31, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Risks Related to Our Business

Because we may never earn revenues from our operations, our business may fail and our investors may lose all of their investment in our company.

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

We have not generated any revenues since our incorporation and we will continue to incur operating expenses without revenues until we are in commercial deployment. To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred net losses from inception (July 27, 2004) to December 31, 2009 of $(4,445,408). Our net cash used in operations for the six months ended December 31, 2009 was $233,251. As of December 31, 2009 we had a working capital deficit of ($1,937,305). We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that drilling and completion costs increase beyond our expectations; or we encounter greater costs associated with general and administrative expenses or offering costs. The occurrence of any of the aforementioned events could adversely affect our ability to meet our business plans. We cannot provide assurances that we will be able to successfully execute our business plan. These circumstances raise substantial doubt about our ability to continue as a going concern. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

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

10.16	Promissory Note dated September 22, 2009 (incorporated by reference to our current report, on Form 8-K filed on September 24, 2009)

Number	Description
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference to our annual report on Form 10-KSB filed on September 28, 2007)
(21)	Subsidiaries of the Small Business Issuer
21.1	PetroSouth Energy Corp. BVI, a British Virgin Islands corporation
(31)	Section 302 Certifications
31.1*	CEO and CFO Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
(32)	Section 906 Certification
32.1*	CEO and CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEST CANYON ENERGY CORP.
(Registrant)
Dated: February 16, 2010	/s/ Shane Reeves
Shane Reeves
President and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)