Form 10-Q
period 2010-03-31
WEST CANYON ENERGY CORP.
filed 2010-05-17
CIK 1343601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

[     ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

WEST CANYON ENERGY CORP.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	333-130673	20-8756823
(State or Other Jurisdiction	(Commission File No.)	(I.R.S. Employer
of Incorporation or Organization)		Identification No.)

20333 State Highway 249	(281) 378-1563
Suite 200 - 113	(Registrant’s telephone number)
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

Indicate by check mark whether the registrant is a shell company (as defined in section 12b-2 of the Exchange Act)
Yes [     ]  No [ x ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes [     ]  No [     ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $0.001	21,206,667
(Class)	(Outstanding at May 17, 2010)

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	March 31, 2010	June 30, 2009
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$15,141	$30,003
Advances to Operators	76,872	7,920
Accounts Receivable	150,583	36,651
Prepaid Expenses	7,582	6,873
Total Current Assets	250,178	81,447
Unproved Interest	3,711,528	4,717,183
Deferred Financing Costs, net	-	21,655
Furniture & Equipment, net	2,536	3,531
Total Assets	$3,964,242	$4,823,816

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts Payable - Trade	$234,444	$158,045
Accrued Interest Payable	29,552	57,372
Accrued Liabilities	9,260	8,978
Advances	1,190,000	1,190,000
Note Payable	600,000	-
Other Liabilities	44,452	1,173
Advance on Sale of Property	-	150,000
Convertible Note Payable	-	1,900,000
Total Current Liabilities	2,107,708	3,465,568

STOCKHOLDERS’ EQUITY:
Common Stock: Authorized: 150,000,000 shares, par value $0.001 Issued and outstanding: 21,206,667 shares at March 31, 2010, and 20,606,667 at June 30, 2009, respectively	21,207	20,607
Additional Paid-In Capital	6,421,969	6,382,069
Deficit Accumulated During the Exploration Stage	(4,584,483)	(5,039,531)
Accumulated Other Comprehensive Loss	(2,159)	(4,897)
Total Stockholders' Equity	1,856,534	1,358,248
Total Liabilities and Stockholders' Equity	$3,964,242	$4,823,816

The accompanying notes are an integral part of these consolidated unaudited financial statements.

WEST CANYON ENERGY CORP AND SUBSIDIARY
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Stated in U.S. Dollars)

					Cumulative
					Period
					from Inception,
	For the Three Months Ended		For the Nine Months Ended		July 27, 2004
	March 31,		March 31,		to March 31,
	2010	2009	2010	2009	2010

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES:
General & Administrative	128,961	138,124	403,092	796,308	2,370,837
Impairment of Unproved Interest	-	-	-	-	3,196,030
	128,961	138,124	403,092	796,308	5,566,867
OPERATING LOSS	(128,961)	(138,124)	(403,092)	(796,308)	(5,566,867)
Interest Expense, net	(13,314)	(50,362)	(50,303)	(164,705)	(326,146)
Gain on Forgiveness of Debt	-	-	906,250	-	906,250
Other Income, net	3,200	222	2,193	400,302	402,280
Income (Loss) Before Income Taxes	(139,075)	(188,264)	455,048	(560,711)	(4,584,483)
Income Taxes	-	-	-	-	-
Net Income (Loss)	(139,075)	(188,264)	455,048	(560,711)	(4,584,483)
Foreign Currency Translation	1,297	(9,707)	2,739	(18,285)	(2,159)
Comprehensive Income (Loss)	$(137,778)	$(197,971)	$457,787	$(578,996)	$(4,586,642)

Basic and Diluted Earnings (Loss) per Share	$(0.01)	$(0.01)	$0.02	$(0.03)

Number of Common Shares Used in Basic and Diluted Earnings (Loss) per Share	21,206,667	20,575,556	20,870,901	20,521,630

The accompanying notes are an integral part of these consolidated unaudited financial statements.

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Stated in U.S. Dollars)

			Cumulative
			Period
			from Inception,
	For the Nine Months Ended March 31,		July 27, 2004 to
	2010	2009	March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$455,048	$(560,711)	$(4,584,483)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities:
Depreciation	995	423	3,731
Amortization of Deferred Financing Costs	21,655	36,532	66,500
Impairment of Unproved Interest	-	-	3,196,030
Gain on Forgiveness of Debt	(906,250)	-	(906,250)
Non-Cash Payment of Compensation	40,500	150,000	505,500
Advances to Operators, Receivables and Prepaids	(64,818)	(626,584)	(1,296,171)
Accounts Payable and Accrued Liabilities	105,111	13,459	283,005
Other Liabilities	4,418	(3,812)	5,591
Net Cash Used in Operating Activities	(343,341)	(990,693)	(2,726,547)

CASH FLOWS FROM INVESTING ACTIVITIES:
Unproved Interests	109,516	(52,873)	(2,264,234)
Disposition of Unproved Interests	666,225	-	816,225
Acquisition, Net of Cash Acquired	-	-	401,056
Loans to Affiliated Company	-	-	(2,750,000)
Net Cash Provided by (Used in) Investing Activities	775,741	(52,873)	(3,796,953)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Common Stock	-	-	3,900,500
Advances from Shareholder	-	-	200,000
Shareholder Loan	-	-	25,000
Repayments of Advances from Shareholder	-	-	(199,700)
Proceeds from Convertible Debt	-	-	1,900,000
Deferred Financing Costs	-	(175,000)	(25,000)
Proceeds from Advances	-	1,190,000	1,190,000
Repayment of Note Payable	(450,000)	-	(450,000)
Net Cash Provided by (Used in) Financing Activities	(450,000)	1,015,000	6,540,800
Effect of Exchange Rate on Cash	2,739	(18,285)	(2,159)
Increase (Decrease) In Cash During The Period	(14,861)	(46,851)	15,141

Cash, Beginning Of Period	30,003	99,445	-

Cash, End Of Period	$15,141	$52,594	$15,141

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shareholder Loans Contributed to Capital	$-	$-	$25,300
Acquisition of PetroSouth Energy Corp BVI: Issuance of 5,653,333 Shares of Common Stock	$-	$-	$2,011,876
Forgiveness of Demand Loans Receivable from Affiliated Company	$-	$-	$2,750,000

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis. The Company has incurred losses since inception (July 27, 2004) resulting in an accumulated deficit of $4,584,483 and further losses are anticipated in the development of the business, raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary capital and financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

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

The Company did not have a ceiling test impairment during either the three or nine month periods ended March 31, 2010. The Company’s oil and gas properties totaling $3,711,528 consists solely of unevaluated properties excluded from the costs being amortized. See Note 3. - Unproved Interest for further discussion.

Revenue Recognition

Oil and natural gas revenues related to proved oil and gas properties are recorded using the sales method whereby the Company recognizes oil and natural gas revenue based on the amount of oil and gas sold to purchasers when title passes, the amount is determinable and collection is reasonably assured. Actual sales of gas are based on sales, net of the associated volume charges for processing fees and for costs associated with delivery, transportation, marketing, and royalties in accordance with industry standards. Operating costs and taxes are recognized in the same period for which revenue is earned. The Company did not recognize any revenue related to proved oil and gas properties during the three months or nine month periods ended March 31, 2010 or March 31, 2009.

Oil and natural gas revenues and lease operating expenses related to unproved oil and gas properties that are being evaluated for commercial viability are offset against the full cost pool until proved reserves are established, or determination is made that the unproved properties are impaired. During the three months ended March 31, 2010 and 2009, the Company offset $30,571 and $28,953, respectively, and during the nine months ended March 31, 2010 and 2009, the Company offset $116,450 and $113,701, respectively, of oil and gas revenue, net of lease operating expense, against the full cost pool related to unproved properties being evaluated for commercial viability.

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Basic and Diluted Earnings (Loss) per Share

The Company computes earnings (loss) per share in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, “Earnings per Share”. ASC Topic 260 requires presentation of both basic and diluted earnings (loss) per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing earnings (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

During the three and nine months ended March 31, 2010 and 2009, there were 6,526,666 warrants outstanding, respectively that were not included in the computation of diluted earnings (loss) per share because the effect would have been anti-dilutive.

During the nine months ended March 31, 2009, there was $1,900,000 of convertible notes outstanding under which 3,559,664 shares could be acquired under full conversion and which were included in the computation of diluted earnings per share. These shares were not included in the computation of diluted earnings (loss) per share for the three or nine months ended March 31, 2009, because the effect would have been anti-dilutive.

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

Comprehensive Income

ASC Topic 220, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income resulting from the translation of the Company’s subsidiary financial statements for the three and nine month periods ended March 31, 2010 and 2009, are recorded as accumulated other comprehensive income.

New Pronouncements Issued But Not Yet Adopted

In January 2010, the FASB issued Accounting Standards Update No. 2010-03, Extractive Activities-Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures, in order to align Generally Accepted Accounting Principal requirements with the Securities and Exchange Commission's (SEC) new disclosure rules. In December 2008, the SEC released a final rule, Modernization of Oil and Gas Reporting, which amends the oil and gas reporting requirements. The key revisions to the reporting requirements include: using a 12-month average price to determine reserves; including nontraditional resources in reserves if they are intended to be upgraded to synthetic oil and gas; ability to use new technologies to determine and estimate reserves; and permitting the disclosure of probable and possible reserves. The accounting changes resulting from changes in definitions and pricing assumptions should be treated as a change in accounting principle that is inseparable from a change in accounting estimate, which is to be applied prospectively. The final rule is effective for annual reporting periods ending on or after December 31, 2009. The Company has not yet determined whether the adoption of ASC Topic 932 will impact the Company's financial position or results of operations.

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

At June 30, 2009, the Company owned a 25% interest in the North Semitropic prospect located in the San Joaquin Basin, Kern County, California. On February 25, 2010, the Company entered into an agreement with New World Petroleum Investments Inc. pursuant to which the Company agreed to sell 100% of its 25% interest for $185,000. Pursuant to the terms of the agreement, the Company received $35,000 at closing and is to receive $25,000 per month beginning April 2010 and ending September 2010. The $185,000 sales price was accounted for as a reduction of Unproved Interest and an increase in accounts receivable. As of March 31, 2010, a total of $118,775 of the $185,000 purchase price remained outstanding.

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

At March 31, 2010, the Company had the following outstanding non-transferable warrants, all of which were issued in conjunction with the private placement of common shares:

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

On July 2, 2008, the Company entered into a consulting agreement with Summit Consulting Limited (“Summit Consulting”) to retain the services of Mr. Shane Reeves as President and Director of the Company. Pursuant to the terms of the agreement, the Company has agreed to pay monthly management fees of $8,000 as compensation for the services to be rendered. In addition, the agreement provides for the issuance of 100,000 shares of common stock, upon entering into the agreement and upon each annual renewal of the agreement. On July 22, 2008, the Company approved the issuance of 100,000 shares of common stock, to Mr. Reeves pursuant to the terms of the agreement. On January 29, 2009, the Company entered into an amending agreement with Summit Consulting to extend the term of the consulting agreement from July 2, 2009, to December 31, 2009, and provided for the issuance of an additional 100,000 shares of restricted stock. On January 1, 2010, the Company entered an amending agreement with Summit Consulting (“Second Amendment”). The Second Amendment provides for a monthly management fee of $10,000 and the issuance of 500,000 shares of common stock upon entering into the agreement and 500,000 shares of common stock on each annual renewal of the agreement. The Second Amendment expires on January 1, 2012. During 2010 the Company recognized $40,500 of non-cash compensation expense related to the 600,000 shares issued.

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis. We have incurred losses since inception (July 27, 2004) resulting in an accumulated deficit of $4,584,483 and further losses are anticipated in the development of the business, raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary capital and financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue as a going concern.

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

Over the next 12 months we anticipate that we will incur the following cash requirements:

Exploration and Development Costs	$2,280,000
Professional Fees	200,000
Salaries	96,000
Interest Expense	54,000
Other General & Administrative	35,000
$2,665,000

Results of Operations

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES:
General & Administrative	128,961	138,124	403,092	796,308
OPERATING LOSS	(128,961)	(138,124)	(403,092)	(796,308)
Interest Income (Expense), net	(13,314)	(50,362)	(50,303)	(164,705)
Gain on Forgiveness of Debt	-	-	906,250	-
Other Income (Expense), net	3,200	222	2,193	400,302
Income (Loss) Before Income Taxes	(139,075)	(188,264)	455,048	(560,711)

Revenue

We have not earned any revenues from operations since inception and we do not anticipate earning such revenues until such time as we have entered into commercial production of our oil and gas projects. We are currently in the exploration stage of our business and we can provide no assurances that we will discover commercially exploitable resources on our properties, or if such resources are discovered, that we will be able to enter into commercial production. Oil and natural gas revenues and lease operating expenses related to unproved oil and gas properties that are being evaluated for commercial viability are offset against the full cost pool until proved reserves are established, or determination is made that the unproved properties are impaired. During the three months ended March 31, 2010 and 2009, the Company offset $30,571 and $28,953, respectively, and during the nine months ended March 31, 2010 and 2009, the Company offset $116,450 and $113,701, respectively, of oil and gas revenue, net of lease operating expense, against the full cost pool related to unproved properties being evaluated for commercial viability.

General and Administrative Expenses

The decrease in General and Administrative expenses for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, can be primarily attributed to management fees as a result of the elimination of the Company’s salary expense related to its Chief Financial Officer in its fiscal 2010 second quarter. For the nine month period ended March 31, 2010, as compared to 2009, the decrease can be primarily attributed to decreases in finders fees, management fees and professional and other technical fees incurred. The decrease in these expenses is the result of the controlling of costs due to the economic downturn and our reoccurring negative cash flows.

Interest Expense and Gain on Forgiveness of Debt

The decrease in interest expense for the both the three and nine month periods ended March 31, 2010, as compared to the same periods of 2009, is due to the reduction in debt levels outstanding resulting from the forgiveness of debt by Stealth Energy Ventures. On September 22, 2009, we issued a promissory note to Stealth Energy Ventures in an original principal amount of $1,050,000 in satisfaction of outstanding convertible notes totaling $1,956,250, including $56,250 of accrued and unpaid interest. We recorded a gain of $906,250 related to the forgiveness of the then outstanding convertible notes, which was recorded as a gain on forgiveness of debt. The promissory note carries an interest rate of 9% per annum which is payable at maturity.

Other Income (Expense), net

The $400,302 Other Income recognized in 2009 related to forfeited deposits related to potential sales of our Talora and Buenavista properties.

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

Liquidity and Financial Condition

At March 31, 2010, we had a working capital deficit of $1,857,530 consisting primarily of $1,790,000 of short-term debt and $263,996 of accounts payable and accrued expenses.

We have raised net proceeds of $7,215,500 in various advances and debt and equity financings since our inception (July 27, 2004), and have used the majority of the net proceeds to acquire our prospect blocks in Colombia, as well as for general and administrative expenses and working capital purposes.

Net cash used in operating activities for the nine months ended March 31, 2010, totaled $343,341 and consisted primarily of the net earnings of $455,048, net of the non-cash gain on forgiveness of debt of $906,250. Net cash used in operating activities for the nine months ended March 31, 2009, totaled $990,693 and consisted primarily of the net loss of $560,711, net of non-cash charges of $150,000 related to the fair value of our common share issued for consulting services, and a $626,584 increase in our advances to the operator of our Columbian prospects.

Net cash provided by investing activities for the nine months ended March 31, 2010, totaled $775,741 and consisted primarily of the $600,000 of final proceeds received from the sale of our interest in the Carbonera Block in Colombia and $66,225 of payments received on the sale of our North Semitropic prospect located in the San Joaquin Basin, Kern County, California, in February 2010. Net cash used in investing activities for the nine months ended March 31, 2009, totaled $52,873.

Net cash used in financing activities for the nine months ended March 31, 2010, totaled $450,000 and consisted of the required partial repayment of the September 2009 promissory note upon the sale of our interest in the Carbonera Block. Net cash provided by financing activities for the nine months ended March 31, 2009, totaled $1,015,000 resulting from the net proceeds from lender advances.

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

We did not have a ceiling test impairment during either the three or nine month periods ended March 31, 2010. Our oil and gas properties totaling $3,711,528 consists solely of unevaluated properties excluded from the costs being amortized.

Revenue Recognition

Oil and natural gas revenues related to proved oil and gas properties are recorded using the sales method whereby we recognize oil and natural gas revenue based on the amount of oil and gas sold to purchasers when title passes, the amount is determinable and collection is reasonably assured. Actual sales of gas are based on sales, net of the associated volume charges for processing fees and for costs associated with delivery, transportation, marketing, and royalties in accordance with industry standards. Operating costs and taxes are recognized in the same period for which revenue is earned. We did not recognize any revenue related to proved oil and gas properties during the three months or nine month periods ended March 31, 2010 or 2009.

Oil and natural gas revenues and lease operating expenses related to unproved oil and gas properties that are being evaluated for commercial viability are offset against the full cost pool until proved reserves are established, or determination is made that the unproved properties are impaired. During the three months ended March 31, 2010 and 2009, the Company offset $30,571 and $28,953, respectively, and during the nine months ended March 31, 2010 and 2009, the Company offset $116,450 and $113,701, respectively, of oil and gas revenue, net of lease operating expense, against the full cost pool related to unproved properties being evaluated for commercial viability.

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

During the three and nine months ended March 31, 2010 and 2009, there were 6,526,666 warrants outstanding, respectively that were not included in the computation of diluted earnings (loss) per share because the effect would have been anti-dilutive.

During the three and nine months ended March 31, 2009, there was $1,900,000 of convertible notes outstanding under which 3,559,664 shares could be acquired under full conversion and which were included in the computation of diluted earnings per share. These shares were not included in the computation of diluted earnings (loss) per share for the three or nine months ended March 31, 2009, because the effect would have been anti-dilutive.

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

Comprehensive Income

ASC Topic 220, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income resulting from the translation of our subsidiary financial statements for the three and nine month periods ended March 31, 2010 and 2009, are recorded as accumulated other comprehensive income.

New Pronouncements Issued But Not Yet Adopted

In January 2010, the FASB issued Accounting Standards Update No. 2010-03, Extractive Activities-Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures, in order to align Generally Accepted Accounting Principal requirements with the Securities and Exchange Commission's (SEC) new disclosure rules. In December 2008, the SEC released a final rule, Modernization of Oil and Gas Reporting, which amends the oil and gas reporting requirements. The key revisions to the reporting requirements include: using a 12-month average price to determine reserves; including nontraditional resources in reserves if they are intended to be upgraded to synthetic oil and gas; ability to use new technologies to determine and estimate reserves; and permitting the disclosure of probable and possible reserves. The accounting changes resulting from changes in definitions and pricing assumptions should be treated as a change in accounting principle that is inseparable from a change in accounting estimate, which is to be applied prospectively. The final rule is effective for annual reporting periods ending on or after December 31, 2009. The Company has not yet determined whether the adoption of ASC Topic 932 will impact the Company's financial position or results of operations.

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

As of March 31, 2010, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended March 31, 2010, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We have not generated any revenues since our incorporation and we will continue to incur operating expenses without revenues until we are in commercial deployment. To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred net losses from inception (July 27, 2004) to March 31, 2010 of $4,584,483. Our net cash used in operations for the nine months ended March 31, 2010, was $343,341. As of March 31, 2010, we had a working capital deficit of $1,857,530. We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that drilling and completion costs increase beyond our expectations; or we encounter greater costs associated with general and administrative expenses or offering costs. The occurrence of any of the aforementioned events could adversely affect our ability to meet our business plans. We cannot provide assurances that we will be able to successfully execute our business plan. These circumstances raise substantial doubt about our ability to continue as a going concern. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

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

Item 4. Removed and Reserved

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

10.4	Carbonera Exploration and Exploitation Contract (incorporated by reference to our current report, on Form 8-K filed on October 29, 2007)
10.5	Convertible Promissory Note dated January 17, 2008 (incorporated by reference to our current report, on Form 8-K filed on February 1, 2008)
10.6	Farmout Agreement “North Semitropic Prospect” dated February 1, 2008 (incorporated by reference to our current report, on Form 8-K filed on February 12, 2008)
10.7	March 25, 2008 letter of intent with Slope County Oil Company (incorporated by reference to our current report, on Form 8-K filed on April 3, 2008)
10.8	Convertible Promissory Note dated March 10, 2008 (incorporated by reference to our current report, on Form 8-K filed on April 3, 2008)
10.9	Convertible Promissory Note dated February 5, 2008 and entered into on April 30, 2008 (incorporated by reference to our current report, on Form 8-K filed on May 1, 2008)
10.10	Convertible Promissory Note dated June 2, 2008 (incorporated by reference to our current report, on Form 8-K filed on June 9, 2008)
10.11	Assignment of Farmout Interest dated June 16, 2008 (incorporated by reference to our current report, on Form 8-K filed on June 26, 2008)

Number	Description
10.12	Consulting agreement between our company and Summit Consulting Limited dated effective the 2nd day of July 2008 (incorporated by reference to our current report, on Form 8-K filed on July 29, 2008)
10.13	Executive Employment Agreement with Felipe Pimienta Barrios (incorporated by reference to our current report, on Form 8-K filed on January 30, 2009)
10.14	Amending Agreement with Summit Consulting Limited (incorporated by reference to our current report, on Form 8-K filed on January 30, 2009)
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

WEST CANYON ENERGY CORP.
(Registrant)
Dated: May 17, 2010	/s/ Shane Reeves
Shane Reeves
President and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)