Form 10-K
period 2010-06-30
WEST CANYON ENERGY CORP.
filed 2010-11-15
CIK 1343601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

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
Yes[ ] No[ x ]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on December 31, 2009, the last business day of the Company’s most recently completed second fiscal quarter was $1,151,500 based on a $0.075 closing price for the Common Stock on December 31, 2009. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

21,206,667 common shares as of November 12, 2010

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

     Our financial statements are stated in United States Dollars (U.S.$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

     In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

     As used in this current report and unless otherwise indicated, the terms "we", "us", "our" and "West Canyon" mean West Canyon Energy Corp. and our wholly-owned subsidiaries, PetroSouth Energy Corp. BVI and Petrosouth Energy Corporation Sucursal Colombia.

     General Overview

     We were incorporated on July 27, 2004, under the name Mobridge Explorations Inc. Since inception, we were a company primarily engaged in the acquisition and exploration of mineral properties. Pursuant to a mineral property option agreement dated July 6, 2005, we were granted an option to acquire a 100% undivided right, title and interest in a total of 15 mineral claim units, known as the Chambers Township claim block, located in the Sudbury Mining Division of Ontario, Canada. On November 1, 2006, the mineral property agreement was terminated.

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

     On October 2, 2007, we completed the acquisition of all the issued and outstanding common stock of PetroSouth Energy Corp. BVI pursuant to a share exchange agreement dated September 30, 2007, among our company, as purchaser, and all of the shareholders of PetroSouth Energy Corp. BVI, as vendors.

     Effective April 11, 2008, we completed a merger with our wholly-owned subsidiary, West Canyon Energy Corp., a Nevada corporation. The sole purpose of the merger was to change our name from PetroSouth Energy Corp. to West Canyon Energy Corp. and the subsidiary company was incorporated solely for such purpose. The change of name became effective with the Over-the-Counter Bulletin Board at the opening for trading on April 11, 2008, under the stock symbol “WCYO”.

     Effective November 7, 2008, we effected a five (5) for one (1) reverse stock split of our authorized, issued and outstanding shares of common stock. As a result our authorized capital decreased from 750,000,000 shares of common stock with a par value of $0.001 to 150,000,000 shares of common stock with a par value of $0.001. Our CUSIP number is 951736206 and our stock symbol changed to “WCYN”.

     On October 27, 2010, we entered into a letter agreement with Petrodorado Energy Ltd. (“Petrodorado”) with respect to the sale by us of our wholly-owned subsidiary PetroSouth Energy Corp. BVI, including our interest in the Talora Exploration Block but excluding our interest in the Buenavista Block, to Petrodorado for $1.5 million.

     We have not been involved in any bankruptcy, receivership or similar proceeding.

     Our Current Business

     Upon the completion of the acquisition of PetroSouth Energy Corp. BVI, we became an exploration stage company engaged in the exploration and production of oil and gas properties.

     Our asset base and property development activity has consisted of the following:

     Buenavista Exploration and Production Contract dated November 8, 2004 (Northeast of Bogotá, Colombia)

     We have a 16% participation stake in the Buenavista Exploration and Production Contract northeast of Bogotá, Colombia, which we acquired through an Assignment Agreement dated August 30, 2007. The Buenavista Exploration and Production Contract was effective November 8, 2004 and has a surrender date of November 8, 2032. The operator and majority partner is UTO with an 84% participation stake. The 25,000 acre contiguous parcel of land contains the Bolivar field, the Bolivar prospect and three leads. Included in the field is the La Luna formation, covering an area of 700 acres. The Exploration and Production Contract associated with the block was originally signed on November 8, 2004, providing for a six year exploration period and a 28 year production period.

     The Buenavista Block is located 38 miles northwest of Colombia’s largest oil fields, the Cusiana/Cupiagua complex. The Buenavista Block currently has two producing wells, the Bolivar 1 well and the Bolivar 2 well, from which we had a total of 4,833 barrels of crude oil of combined sales during our fiscal year ended June 30, 2010.

     In December 2007, the Company commenced drilling on the Bochica 1 development well. During the initial drilling of the Bochica1, the Company had to cease drilling until additional drilling rigs could be obtained. In early 2008, a workover was performed on the Bochica 1 well, but was not successful. In January 2009, the Company completed a seismic 3D shoot in the 70 kilometer area around the Bochica 1 well to determine if the Company had any further potential production zones. In May 2009, the Bochica 1 well was determined to be a dry hole and was subsequently plugged and abandoned. Under the full cost method of accounting, the costs associated with abandoned wells are to be transferred to the full cost pool and depleted over the useful life of proved reserves. Since the Company had no proven reserve value as of June 30, 2009, these costs were considered impaired. As a result, the Company recognized a $1,197,229 impairment charge related to the Buenavista Block for the year ended June 30, 2009. In May 2009, the Bolivar 2 well was drilled based on the information obtained from the 3D seismic information from the Bochica 1 well site.

     Effective September 16, 2008, we entered into a farmout agreement with Delavaco Energy Colombia Inc. Sucursal Colombia, a subsidiary of Delavaco Energy Inc., for the sale of our 16% participating interest in the Buenavista Block. The total purchase price was $4,000,000. Upon entering in the farmout agreement, we received a nonrefundable deposit on sale of $200,000. The balance of $3,800,000 was to be paid on the earlier of (i) 30 days from a Liquidity Event by Delavaco (as defined by the farmout agreement), or (ii) December 31, 2008. As of December 31, 2008, the balance of payment was not made by Delavaco and the Buenavista Block reverted back to us and the $200,000 deposit was recorded as Other Income during the year ended June 30, 2009.

     As of June 30, 2010, the Company had not yet determined the commerciality of the Buenavista Block.

     Talora Exploration and Exploitation Contract dated September 16, 2006 (Southwest of Bogotá, Colombia)

     At June 30, 2010, we owned a 20% participation stake in the Talora Exploration and Exploitation Contract southwest of Bogotá, Colombia. The Talora Exploration and Exploitation Contract was effective September 16, 2004, and has a surrender date of September 16, 2032. The operator and majority partner is Petroleum Equipment International with a 60% participation stake. Gran Tierra Energy, Inc., which purchased Argosy Energy International, has the remaining 20% participation stake. The 108,333 acre contiguous parcel of land is located 47 miles southwest of Bogotá, Colombia and contains five prospects. The Exploration and Exploitation Contract associated with the block was originally signed on September 16, 2004, providing for a six year exploration period and a 28 year production period. There are currently no reserves, as this is an exploration block. The Company commenced drilling on the Laura-1 exploration well on December 27, 2006, and it was subsequently plugged and abandoned in January 2007. Drilling of this well has fulfilled the commitment for the second exploration phase of the contract, ending December 31, 2006.

     The third exploration phase has begun and had a commitment to drill a single well. To fulfill this commitment, we commenced drilling of the Manatial development well in January of 2008. During the drilling of the Manatial, we encountered rig problems that caused damage to the well. During 2009, an unsuccessful re-entry workover was performed on the Manatial and the well was determined to be a dry hole. In June of 2009, the Manatial was plugged and abandoned. During 2009, we commenced drilling on the Montemelo development well and it was subsequently plugged and abandoned in June of 2009. Under the full cost method of accounting, the costs associated with abandoned wells are to be transferred to the full cost pool and depleted over the useful life of proved reserves. Since we have no proven reserve value for the year ended June 30, 2009, these costs are considered impaired, as they can provide no future value. We recognized $1,998,801 in Impairment of Unproved Property expense related to the Talora Block for the year ended June 30, 2009.

     On July 25, 2008, we entered into a non-binding letter of intent agreement with Delavaco Energy Colombia Inc. Sucursal Colombia for the sale of our 20% participating interest in the Talora Exploration Block. The total purchase price was $3,500,000. Upon entering into the letter of intent, we received a nonrefundable deposit on sale of $200,000. The non-binding letter of intent agreement provided for an exclusivity period of 120 days, which expired on or about November 30, 2008. As a result of the expiration of the exclusivity period, the $200,000 deposit on sale was recorded as Other Income during the year ended June 30, 2009.

     As of June 30, 2010, the Company had not yet determined the commerciality of the Talora Block.

     On October 27, 2010, we entered into a letter agreement with Petrodorado Energy Ltd. (“Petrodorado”) with respect to the sale by us of our wholly-owned subsidiary PetroSouth Energy Corp. BVI, including our interest in the Talora Exploration Block but excluding our interest in the Buenavista Block, to Petrodorado for $1.5 million.

     Carbonera Exploration and Exploitation Contract dated October 2, 2007 (Northeast of Bogotá, Colombia)

     We acquired a 6% share interest in the Carbonera Exploration and Exploitation Contract. The Carbonera Contract encompasses a 64,000 acre concession located northeast of Bogotá near the Venezuelan border in the Catatumbo Basin region of northern Colombia. The 6% interest was acquired for $420,000 and other considerations from Omega Energy Colombia, which is a joint interest holder with our company on several other exploration concessions in Colombia. The operator of the Carbonera Contract is Well Logging Ltd. and the concession is currently being evaluated for a combination of gas and condensate. Additional Wells are in the planning stage.

     On September 22, 2009, we entered into an agreement with Delavco Energy Colombia Inc. Sucursal Colombia pursuant to which we agreed to sell 100% of our 6% non-operated participation interest in the Carbonera Block for $750,000. Closing of the agreement took place on October 2, 2009. Our former chief financial officer and director is also a consultant of Delavco Energy Colombia Inc. The $750,000 of proceeds was accounted for as a reduction of Unproved Interest.

     North Semitropic Prospect

     On February 1, 2008, we entered into a formal farmout agreement with Transco Oil & Gas, Inc. relating to Transco’s leases on approximately 3,290 acres in Kern County, CA. The plan under the farmout agreement was to drill the first test well in order to exploit the potential of two target horizons. We were to earn the entire interest in the properties once drilling is completed. We were also responsible for our prorata share of the delay rentals on the leasehold. Any additional leases to be acquired were to be decided between both parties and the costs to acquire new leases were to be shared equally.

     On June 16, 2008 we entered into an Assignment of Farmout Interest agreement with Cobra Oil & Gas Company whereby we assigned our interest in the North Semitropic Prospect to Cobra for $34,000.

     On January 19, 2009, we announced that we repurchased the 25% interest in the North Semitropic Prospect from Cobra Oil and Gas for a payment of $134,438, that included the original $34,000 paid to us by Cobra, plus the sum of additional prospect fees paid by Cobra to Transco totaling $100,348.

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

     Spring Creek Red River Prospect

     In 2008, we acquired non-producing leases in the Spring Creek Red River Prospect for the payment of $240,000 and $7,500 in geologist fees.

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

     Employees

     Our sole director and officer is our only employee. We do not anticipate any significant changes in the number of our employees over the next twelve months.

     Research and Development

     We have not spent any amounts on which have been classified as research and development activities in our financial statements since our inception.

Item 1A.      Risk Factors

     Risks Related to Our Operations

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

     We have not generated any revenues since our incorporation and we will continue to incur operating expenses without revenues until we are in commercial deployment. To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred net losses from inception to June 30, 2010 of $4,682,713. Our net cash used in operations for the year ended June 30, 2010 was $413,434. As of June 30, 2010, we had a working capital deficit of $1,917,052. We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that drilling and completion costs increase beyond our expectations; or we encounter greater costs associated with general and administrative expenses or offering costs. The occurrence of any of the aforementioned events could adversely affect our ability to meet our business plans. We cannot provide assurances that we will be able to successfully execute our business plan. These circumstances raise substantial doubt about our ability to continue as a going concern. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

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

     Competition in the oil and gas industry is highly competitive and there is no assurance that we will be successful in acquiring licenses and permits.

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

Item 2.      Properties

Executive Offices

     Our executive office is located at 20333 State Highway 249, Suite 200 – 113, Houston, Texas 77070-26133. Our telephone number is (281) 378-1563. We believe the space is adequate for our current needs and that suitable space will be available to accommodate our future needs. This lease is currently on a month to month contract at a cost of US $260 per month.

Item 3.      Legal Proceedings

     We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our Company.

Item 4.      [Removed and Reserved]

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     Our shares of common stock are quoted for trading on the OTC Bulletin Board under the symbol WCYN. Our transfer agent is Island Stock Transfer Inc., 100 Second Avenue South, Suite 104N, St. Petersburg, Florida 33701. We began trading on July 23, 2007. On November 11, 2010, the closing bid price for our common stock was $0.006.

     The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board
Quarter Ended	High	Low
June 30, 2010	$0.095	$0.25
March 31, 2010	$0.08	$0.04
December 31, 2009	$0.23	$0.035
September 30, 2009	$0.05	$0.015
June 30, 2009	$0.40	$0.027
March 31, 2009	$0.30	$0.04
December 31, 2008	$1.10	$0.064
September 30, 2008	$0.31	$0.07
June 30, 2008	$0.68	$0.14

     On November 12, 2010, the shareholders' list of our common shares showed 46 registered shareholders and 21,206,667 shares outstanding.

     Dividend Policy

     We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

     Equity Compensation Plan Information

     We currently do not have an equity compensation plan.

     Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

     We did not sell any equity securities which were not registered under the Securities Act during the year ended June 30, 2010, that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended June 30, 2010.

     Purchase of Equity Securities by the Issuer and Affiliated Purchasers

     We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended June 30, 2010.

Item 6.      Selected Financial Data

     As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to; those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 8 of this annual report.

     Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

     Going Concern

     These consolidated financial statements have been prepared on a going concern basis. We have incurred losses since inception (July 27, 2004) resulting in an accumulated deficit of $4,682,713 and further losses are anticipated in the development of the business, raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary capital and financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue as a going concern.

     We anticipate a cash requirement in the amount of $350,000 during the next 12 months, mostly for professional fees and salaries. We currently have no exploration activities planned, nor do we have sufficient funds to do so. Accordingly, we will require additional funds to embark on any exploration and development programs. These funds may be raised through asset sales, equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable. We do not have any arrangements in place for any future debt or equity financing.

     Over the next 12 months we anticipate that we will incur the following cash requirements:

Professional Fees	180,000
Salaries	120,000
Other General & Administrative	50,000
$350,000

Results of Operations

	For the Year Ended
	June 30,
	2010	2009

REVENUE	$-	$-

OPERATING EXPENSES:
General & Administrative	487,845	903,846
Impairment of Unproved Interest	-	3,196,030
OPERATING LOSS	(487,845)	(4,099,876)
Interest Income (Expense), net	(63,780)	(216,003)
Gain on Forgiveness of Debt	906,250	-
Other Income (Expense), net	2,193	400,087
Income (Loss) Before Income Taxes	356,818	(3,915,792)

     Revenue

     We have not earned any revenues from operations since inception and we do not anticipate earning such revenues until such time as we have entered into commercial production of our oil and gas projects. We are currently in the exploration stage of our business and we can provide no assurances that we will discover commercially exploitable resources on our properties, or if such resources are discovered, that we will be able to enter into commercial production. Oil and natural gas revenues and lease operating expenses related to unproved oil and gas properties that are being evaluated for commercial viability are offset against the full cost pool until proved reserves are established, or determination is made that the unproved properties are impaired. During the years ended June 30, 2010 and 2009, our company offset $148,487 and $114,729, respectively, of oil and gas revenue, net of lease operating expense, against the full cost pool related to unproved properties being evaluated for commercial viability.

     General and Administrative Expenses

     The decrease in General and Administrative expenses for the year ended June 30, 2010, as compared to the year ended June 30, 2009, can be primarily attributed to decreases in finder’s fee, management fees and professional and other technical fees incurred. The decrease in these expenses is the result of the controlling of costs due to the economic downturn and our reoccurring negative cash flows.

     Impairment of Unproved Interest

     The Impairment of Unproved Interest for the year ended June 30, 2009, was due to final determination and abandonment of four wells on our Talora and Buenavista Blocks as of June 30, 2009. We had been in the process of drilling these wells during fiscal year 2008 and into 2009. During the fourth quarter of 2009, these wells were deemed to be either dry holes or not commercially viable. Under the full cost method of accounting, cost related to dry holes or non commercial wells are depleted over the useful life of proved reserves. Since we had no proven reserve value as of June 30, 2009, these costs were considered impaired and were charged to expense. There were no impairments of unproved interest recognized during the year ended June 30, 2010.

     Interest Expense and Gain on Forgiveness of Debt

     The decrease in interest expense for the year ended June 30, 2010, as compared to the year ended June 30, 2009, is due to the reduction in debt levels outstanding resulting from the forgiveness of debt by Stealth Energy Ventures. On September 22, 2009, we issued a promissory note to Stealth Energy Ventures in an original principal amount of $1,050,000 in satisfaction of outstanding convertible notes totaling $1,956,250, including $56,250 of accrued and unpaid interest. We recorded a gain of $906,250 related to the forgiveness of the then outstanding convertible notes, which was recorded as a gain on forgiveness of debt. The promissory note carries an interest rate of 9% per annum which is payable at maturity.

     Other Income (Expense), net

     The $400,087 Other Income recognized in 2009 related to forfeited deposits related to potential sales of our Talora and Buenavista Blocks.

     Effective September 16, 2008, we entered into a farmout agreement with Delavaco Energy Colombia Inc. Sucursal Colombia, for the sale of our 16% participating interest in the Buenavista Block. The total purchase price was $4,000,000. Upon entering in the farmout agreement, we received a nonrefundable deposit on sale of $200,000. The balance of $3,800,000 was to be paid on the earlier of (i) 30 days from a Liquidity Event by Delavaco (as defined by the farmout agreement), or (ii) December 31, 2008. As of December 31, 2008, the balance of payment was not made by Delavaco and the Buenavista Block reverted back to us and the $200,000 deposit was recorded as Other Income during the year ended June 30, 2009.

     On July 25, 2008, we entered into a non-binding letter of intent agreement with Delavaco Energy Colombia Inc. Sucursal Colombia for the sale of our 20% participating interest in the Talora Exploration Block. The total purchase price was $3,500,000. Upon entering into the letter of intent, we received a nonrefundable deposit on sale of $200,000. The non-binding letter of intent agreement provided for an exclusivity period of 120 days, which expired on or about November 30, 2008. As a result of the expiration of the exclusivity period, the $200,000 deposit on sale was recorded as Other Income during the year ended June 30, 2009.

     Liquidity and Financial Condition

     At June 30, 2010, we had a working capital deficit of $1,917,052 consisting primarily of $1,790,000 of short-term debt and advances and $305,215 of accounts payable, accrued interest and accrued expenses.

     We have raised net proceeds of $7,215,500 in various advances and debt and equity financings since our inception (July 27, 2004), and have used the majority of the net proceeds to acquire our prospect blocks in Colombia, as well as for general and administrative expenses and working capital purposes.

     Net cash used in operating activities for the year ended June 30, 2010, totaled $413,434 and consisted primarily of the net earnings of $356,818, net of the non-cash gain on forgiveness of debt of $906,250. Net cash used in operating activities for the year ended June 30, 2009, totaled $1,090,172 and consisted primarily of the net loss of $3,915,792, net of non-cash charges of $3,196,030 related to the impairment of unproved interest, $150,000 related to the fair value of our common share issued for consulting services, and a $594,642 increase in our advances to the operator of our Columbian prospects, receivables and prepaid expenses.

     Net cash provided by investing activities for the year ended June 30, 2010, totaled $858,862 and consisted primarily of the $600,000 of final proceeds received from the sale of our interest in the Carbonera Block in Colombia and $109,900 of payments received on the sale of our North Semitropic prospect located in the San Joaquin Basin, Kern County, California, in February 2010. Net cash used in investing activities for the year ended June 30, 2009, totaled $284,467, primarily related to drilling activities in our Colombian properties.

     Net cash used in financing activities for the year ended June 30, 2010, totaled $450,000 and consisted of the required partial repayment of the September 2009 promissory note upon the sale of our interest in the Carbonera Block. Net cash provided by financing activities for the year ended June 30, 2009, totaled $1,314,985 resulting from the net proceeds from lender advances.

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

     Upon closing on the sale of the Carbonera Block on October 2, 2009, we made the required payment of $450,000, in accordance with the repayment terms.

     On October 27, 2010, we entered into a letter agreement with Petrodorado Energy Ltd. (“Petrodorado”) with respect to the sale by us of our wholly-owned subsidiary PetroSouth Energy Corp. BVI, including our interest in the Talora Exploration Block but excluding our interest in the Buenavista Block, to Petrodorado for $1.5 million. Upon executing the letter agreement, Petrodorado advanced the entire $1.5 million purchase price to us. We were obligated to pay a 6.0% finder fee, or $90,000, to our asset broker, and used $600,000 of the proceeds to repay the September 2009 Note. The balance of the proceeds will be used for general working capital purposes.

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

      Critical Accounting Policies

     Accounting for Oil and Gas Properties

     We use the full-cost method of accounting for our exploration and development activities. Under this method of accounting, the cost of both successful and unsuccessful exploration and development activities are capitalized as oil and gas property. We have not incurred any internal costs that are directly related to exploration and development activities, including salaries and benefits, which could be capitalized as part of oil and gas property. Proceeds from the sale or disposition of oil and gas properties are accounted for as a reduction to capitalized costs unless a significant portion (greater than 25 percent) of our reserve quantities in a particular country are sold, in which case a gain or loss is recognized. Under the full-cost method of accounting, we apply a ceiling test to the capitalized cost in the full cost pool. We compute the ceiling test so that capitalized cost, less accumulated depletion and related deferred income tax, do not exceed an amount (the ceiling) equal to the sum of: (A) The present value, using a ten percent discount rate, of estimated future net revenue computed by applying average annual prices based on the first day of each month to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current cost) to be incurred in developing and producing the proved reserves computed using a discount factor of ten percent and assuming continuation of existing economic conditions; plus (B) the cost of unevaluated properties and major development projects excluded from the costs being amortized; plus (C) the lower of cost or estimated fair value of unproven properties included in the costs being amortized; less (D) income tax effects related to differences between the book and tax basis of the property. If capitalized costs exceed this limit, the excess is charged to expense and reflected as additional depreciation, depletion and amortization.

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

     We did not have a ceiling test impairment during the year ended June 30, 2010. Our oil and gas properties totaling $3,669,416 consists solely of unevaluated properties excluded from the costs being amortized.

     Revenue Recognition

     Oil and natural gas revenues related to proved oil and gas properties are recorded using the sales method whereby we recognize oil and natural gas revenue based on the amount of oil and gas sold to purchasers when title passes, the amount is determinable and collection is reasonably assured. Actual sales of gas are based on sales, net of the associated volume charges for processing fees and for costs associated with delivery, transportation, marketing, and royalties in accordance with industry standards. Operating costs and taxes are recognized in the same period for which revenue is earned. We did not recognize any revenue related to proved oil and gas properties during the years ended June 30, 2010 or 2009.

     Oil and natural gas revenues and lease operating expenses related to unproved oil and gas properties that are being evaluated for commercial viability are offset against the full cost pool until proved reserves are established, or determination is made that the unproved properties are impaired. During the year ended June 30, 2010 and 2009, the Company offset $148,487 and $114,729, respectively, of oil and gas revenue, net of lease operating expense, against the full cost pool related to unproved properties being evaluated for commercial viability.

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

     During the years ended June 30, 2010 and 2009, there were 6,526,666 warrants outstanding, respectively that were not included in the computation of diluted earnings (loss) per share because the effect would have been anti-dilutive.

     During the years ended June 30, 2010 and 2009, there was $1,900,000 of convertible notes outstanding under which 3,559,664 shares could be acquired under full conversion and which were included in the computation of diluted earnings per share. These shares were not included in the computation of diluted earnings (loss) per share for either year ended June 30, 2010 or 2009, because the effect would have been anti-dilutive.

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

     Comprehensive Income

     ASC Topic 220, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income resulting from the translation of our subsidiary financial statements for the years ended June 30, 2010 and 2009, are recorded as accumulated other comprehensive income.

     Contractual Obligations

     As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk

     As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.      Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
West Canyon Energy Corp. and Subsidiary (formerly PetroSouth Energy Corp.)
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of West Canyon Energy Corp. and Subsidiary (An Exploration Stage Company) (the Company) as of June 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and for the period from inception (July 27, 2004) to June 30, 2010. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of West Canyon Energy Corp. and Subsidiary (an Exploration Stage Company) at June 30, 2010 and 2009, and the consolidated results of operations and cash flows for the years then ended, and for the period from inception (July 27, 2004) to June 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred losses since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfill its exploration activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weaver and Tidwell, L.L.P.

WEAVER AND TIDWELL, L.L.P.
Houston, Texas
November 15, 2010

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)
	June 30, 2010	June 30, 2009

ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$24,422	$30,003
Advances to Operators	117,160	7,920
Accounts Receivable	78,214	36,651
Prepaid Expenses and Other Current Assets	49,764	6,873
Total Current Assets	269,560	81,447
Unproved Interest	3,669,416	4,717,183
Deferred Financing Costs, net	-	21,655
Furniture & Equipment, net	2,193	3,531
Total Assets	$3,941,169	$4,823,816

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts Payable - Trade	$252,941	$158,045
Accrued Interest Payable	43,015	57,372
Accrued Liabilities	9,259	8,978
Advances	1,190,000	1,190,000
Note Payable	600,000	-
Other Liabilities	91,397	1,173
Advance on Sale of Property	-	150,000
Convertible Note Payable	-	1,900,000
Total Current Liabilities	2,186,612	3,465,568

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common Stock: Authorized: 150,000,000 shares, par value $0.001 Issued and outstanding: 21,206,667 shares at June 30, 2010, and 20,606,667 at June 30, 2009, respectively	21,207	20,607
Additional Paid-In Capital	6,421,969	6,382,069
Deficit Accumulated During the Exploration Stage	(4,682,713)	(5,039,531)
Accumulated Other Comprehensive Loss	(5,906)	(4,897)
Total Stockholders' Equity	1,754,557	1,358,248
Total Liabilities and Stockholders' Equity	$3,941,169	$4,823,816

The accompanying notes are an integral part of these consolidated financial statements.

WEST CANYON ENERGY CORP AND SUBSIDIARY
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)
			Cumulative
			Period
			from Inception,
	For the Year Ended June 30,		July 27, 2004,
	2010	2009	to June 30, 2010

REVENUE	$-	$-	$-

OPERATING EXPENSES:
General & Administrative	487,845	903,846	2,455,590
Impairment of Unproved Interest	-	3,196,030	3,196,030
	487,845	4,099,876	5,651,620
OPERATING LOSS	(487,845)	(4,099,876)	(5,651,620)
Interest Expense, net	(63,780)	(216,003)	(339,623)
Gain on Forgiveness of Debt	906,250	-	906,250
Other Income, net	2,193	400,087	402,280
Income (Loss) Before Income Taxes	356,818	(3,915,792)	(4,682,713)
Income Taxes	-	-	-
Net Income (Loss)	356,818	(3,915,792)	(4,682,713)
Foreign Currency Translation	(1,009)	(9,788)	(5,906)
Comprehensive Income (Loss)	$355,809	$(3,925,580)	$(4,688,619)

Basic and Diluted Earnings (Loss) per Share	$0.02	$(0.19)

Number of Common Shares Used in Basic and Diluted Earnings (Loss) per Share	20,954,612	20,542,831

The accompanying notes are an integral part of these consolidated financial statements.

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)
			Cumulative
			Period
			from Inception,
	For the Year Ended June 30,		July 27, 2004,
	2010	2009	to June 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$356,818	$(3,915,792)	$(4,682,713)
Adjustments to Reconcile Net Income (Loss) to Net Cash
Used in Operating Activities:
Depreciation	1,338	726	4,074
Amortization of Deferred Financing Costs	21,655	44,845	66,500
Impairment of Unproved Interest	-	3,196,030	3,196,030
Gain on Forgiveness of Debt	(906,250)	-	(906,250)
Non-Cash Payment of Compensation	40,500	150,000	505,500
Advances to Operators, Receivables and Prepaids	(118,594)	(594,642)	(126,636)
Accounts Payable and Accrued Liabilities	137,070	33,828	381,464
Other Liabilities	54,029	(5,167)	55,202
Net Cash Used in Operating Activities	(413,434)	(1,090,172)	(1,506,829)
CASH FLOWS FROM INVESTING ACTIVITIES:
Unproved Interests	148,962	(284,467)	(3,448,099)
Disposition of Unproved Interests	709,900	-	859,900
Acquisition, Net of Cash Acquired	-	-	401,056
Loans to Affiliated Company	-	-	(2,750,000)
Net Cash Provided by (Used in) Investing Activities	858,862	(284,467)	(4,937,143)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Common Stock	-	-	3,900,500
Advances from Shareholder	-	-	200,000
Shareholder Loan	-	-	25,000
Repayments of Advances from Shareholder	-	-	(199,700)
Proceeds from Convertible Debt	-	-	1,900,000
Deferred Financing Costs	-	(25,000)	(91,500)
Proceeds from Advances	-	1,339,985	1,190,000
Repayment of Note Payable	(450,000)	-	(450,000)
Net Cash Provided by (Used in) Financing Activities	(450,000)	1,314,985	6,474,300
Effect of Exchange Rate on Cash	(1,009)	(9,788)	(5,906)
Increase (Decrease) In Cash During The Period	(5,581)	(69,442)	24,422
Cash, Beginning Of Period	30,003	99,445	-
Cash, End Of Period	$24,422	$30,003	$24,422

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shareholder Loans Contributed to Capital	$-	$300	$25,300
Acquisition of PetroSouth Energy Corp BVI:
Issuance of 5,653,333 Shares of Common Stock	$-	$-	$2,011,876
Forgiveness of Demand Loans Receivable from
Affiliated Company	$-	$-	$2,750,000

The accompanying notes are an integral part of these consolidated financial statements.

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
PERIOD FROM JULY 27, 2004 (INCEPTION) TO JUNE 30, 2010
(Stated In U.S. Dollars)
				Deficit
				Accumulated	Accumulated
			Additional	During the	Other
	Common Stock		Paid-in	Exploration	Comprehensive
	Shares	Amount	Capital	Stage	Income	Total

Balance July 27, 2004 (date of Inception)	-	$-	$-	$-	$-	$-
Issuance of Common Stock for cash at $.0005, January 2005	11,000,000	11,000	(5,500)	-	-	5,500
Issuance of Common Stock for cash at $.005, June 2005	2,400,000	2,400	9,600	-	-	12,000
Issuance of Common Stock for cash at $.10, September 2005	180,000	180	17,820	-	-	18,000
Net Loss	-	-	-	(37,796)	-	(37,796)
Balance, June 30, 2006	13,580,000	$13,580	$21,920	$(37,796)	$-	$(2,296)
Issuance of Common Stock for cash at $3.75, May 2007	53,333	53	199,947	-	-	200,000
Shareholder Loan Contributed to Capital May 2007	-	-	25,000	-	-	25,000
Issuance of Common Stock for cash at $3.75, June 2007	266,667	267	999,733	-	-	1,000,000
Net Loss	-	-	-	(110,974)	-	(110,974)
Balance, June 30, 2007	13,900,000	$13,900	$1,246,600	$(148,770)	$-	$1,111,730
Issuance of Common Stock for cash at $5.00, August 2007	300,000	300	1,499,700	-	-	1,500,000
Issuance of Common Stock for cash at $3.75, May 2007; closed September 2007	53,333	53	199,947	-	-	200,000
Issuance of Common Stock at $0.35 for all of the issued and oustanding common shares of PetroSouth Energy Corp. BVI, October 2, 2007	5,653,333	5,654	2,006,222	-	-	2,011,876
Issuance of Common Stock for cash at $5.00, October 11, 2007	100,000	100	482,400	-	-	482,500
Issuance of Common Stock for cash at $5.00, November 28, 2007, net of fees of $17,600	100,000	100	482,400	-	-	482,500
Issuance of Common Stock for services $1.05, June 23, 2008, net of fees of $17,600	300,000	300	314,700	-	-	315,000
Net Loss	-	-	-	(974,969)	-	(974,969)
Comprehensive Income	-	-	-	-	4,891	4,891
Balance, June 30, 2008	20,406,667	$20,407	$6,231,969	$(1,123,739)	$4,891	$5,133,528
Issuance of Common Stock for services $1.30, July 22, 2008	100,000	100	129,900	-	-	130,000
Issuance of Common Stock for services $0.20, January 29, 2009	100,000	100	19,900	-	-	20,000
Shareholder Loan Contributed to Capital June 2007	-	-	300	-	-	300
Net Loss	-	-	-	(3,915,792)	-	(3,915,792)
Comprehensive Loss	-	-	-	-	(9,788)	(9,788)
Balance, June 30, 2009	20,606,667	$20,607	$6,382,069	$(5,039,531)	$(4,897)	$1,358,248
Issuance of Common Stock for services $0.03, July 2, 2009	100,000	100	2,900	-	-	3,000
Issuance of Common Stock for services $0.075, January 1, 2010	500,000	500	37,000	-	-	37,500
Net Income	-	-	-	356,818	-	356,818
Comprehensive Loss	-	-	-	-	(1,009)	(1,009)
Balance, June 30, 2010	21,206,667	$21,207	$6,421,969	$(4,682,713)	$(5,906)	$1,754,557

The accompanying notes are an integral part of these consolidated financial statements.

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      ORGANIZATION AND HISTORY

     The Company was incorporated in the State of Nevada on July 27, 2004, under the name of Mobridge Explorations, Inc. Since inception, the Company was primarily engaged in the acquisition and exploration of mineral properties. Pursuant to a mineral property option agreement dated July 6, 2005, the Company was granted an option to acquire a 100% undivided right, title and interest in a total of 15 mineral claim units, known as the Chambers Township claim block, located in the Sudbury Mining Division of Ontario, Canada. On November 1, 2006, the mineral property option agreement was terminated.

     Effective April 30, 2007, the Company completed a merger with its’ wholly-owned subsidiary, PetroSouth Energy Corp. The sole purpose of the merger was to change the name of the Company from Mobridge Explorations Inc. to PetroSouth Energy Corp. and the subsidiary company was incorporated solely for such purpose. Concurrently with this merger, the Company effected a ten for one stock split of its’ authorized, issued and outstanding common stock. As a result, its’ authorized capital increased from 75,000,000 shares of common stock with a par value of $0.001 to 750,000,000 shares of common stock with a par value of $0.001.

     During the year ended June 30, 2007, the Company abandoned the mineral property located in the Province of Ontario, Canada and focused its effort on expanding its operations in the oil and gas industry through additional equity financing and acquisitions. On October 2, 2007, the Company completed the acquisition of all of the issued and outstanding common stock of PetroSouth Energy Corp. BVI, a privately-owned British Virgin Islands corporation engaged in oil and gas exploration. As a result of the share purchase transaction, PetroSouth Energy Corp. BVI became a wholly-owned subsidiary of the Company. All operations and efforts of the Company are focused in the oil and gas industry and are subject to the related risks of the industry.

     Effective April 11, 2008, the Company completed a merger with its’ wholly-owned subsidiary, West Canyon Energy Corp., a Nevada corporation. The sole purpose of the merger was to change the name of the Company from PetroSouth Energy Corp. to West Canyon Energy Corp. and the subsidiary company was incorporated solely for such purpose.

     Effective November 7, 2008, the Company effected a five for one reverse stock split of its authorized, issued and outstanding common stock. As a result, its authorized capital decreased from 750,000,000 shares of common stock with a par value of $0.001 to 150,000,000 shares of common stock with a par value of $0.001.

     The effects of the stock splits noted above have been reflected in the Company’s financial statements as if the stock splits were effective at the Company’s inception on July 27, 2004.

     The Company is an Exploration Stage Company as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 915. Unless otherwise specified, all dollar amounts are expressed in United States dollars.

     Going Concern

     These consolidated financial statements have been prepared on a going concern basis. We have incurred losses since inception (July 27, 2004) resulting in an accumulated deficit of $4,682,713 and further losses are anticipated in the development of the business, raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary capital and financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue as a going concern.

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

     The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company’s fiscal year end is June 30. Certain reclassifications have been made to prior periods presented to conform with current period presentation.

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company’s wholly-owned subsidiary, PetroSouth Energy Corp. BVI, and Petrosouth Energy Corporation Sucursal Colombia, a wholly owned branch of PetroSouth Energy Corp. BVI. All intercompany transactions are eliminated upon consolidation. Management does not believe the Company to be the primary beneficiary of any entity, nor does management believe the Company to hold any variable interests. The Company’s interest in oil and gas exploration and production ventures and partnerships are proportionately consolidated.

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

     Cash and Cash Equivalents

     The Company considers all highly liquid instruments with an original maturity of three months or less at the time of original issuance to be cash equivalents.

     Concentration of Credit Risk

     The Company’s financial instruments exposed to concentrations of credit risk consist primarily of cash deposits held by financial institutions, notes payable and advances. The Company places cash deposits with highly rated financial institutions located in the United States and Colombia. At times, cash balances held in financial institutions in the United States may be in excess of FDIC insurance limits. Balances held in Colombia are not subject to FDIC protection. The Company believes the financial institutions are financially strong and the risk of loss is minimal. The Company has not experienced any losses with respect to the related risks and does not believe its exposure to such risk is more than nominal.

     All operations and efforts of the Company are focused in the oil and gas industry and are subject to the related risks of the industry. The majority of the Company’s oil and gas properties and all related operations are located near Bogota, Colombia.

     Financial Instruments

     The fair values of financial instruments, which includes cash, accounts receivable, advances to operators, accounts payable, accrued liabilities, note payable and advances approximate their carrying values due to the relatively short maturity of these instruments.

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

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has not incurred any internal costs that are directly related to exploration and development activities, including salaries and benefits, which could be capitalized as part of oil and gas property. Proceeds from the sale or disposition of oil and gas properties are accounted for as a reduction to capitalized costs unless a significant portion (greater than 25 percent) of the Company’s reserve quantities in a particular country are sold, in which case a gain or loss is recognized. Under the full-cost method of accounting, the Company applies a ceiling test to the capitalized cost in the full cost pool. The Company computes the ceiling test so that capitalized cost, less accumulated depletion and related deferred income tax, do not exceed an amount (the ceiling) equal to the sum of: (A) The present value, using a ten percent discount rate, of estimated future net revenue computed by applying average annual prices based on the first day of each month to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current cost) to be incurred in developing and producing the proved reserves computed using a discount factor of ten percent and assuming continuation of existing economic conditions; plus (B) the cost of unevaluated properties and major development projects excluded from the costs being amortized; plus (C) the lower of cost or estimated fair value of unproven properties included in the costs being amortized; less (D) income tax effects related to differences between the book and tax basis of the property. If capitalized costs exceed this limit, the excess is charged to expense and reflected as additional depreciation, depletion and amortization. See Note 3. Unproved Interest for further discussion.

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

     The Company recognizes liabilities for retirement obligations associated with tangible long-lived assets, such as producing well sites, when there is a legal obligation associated with retirement of such assets and the amount can be reasonably estimated.

     Revenue Recognition

     Oil and natural gas revenues related to proved oil and gas properties are recorded using the sales method whereby the Company recognizes oil and natural gas revenue based on the amount of oil and gas sold to purchasers when title passes, the amount is determinable and collection is reasonably assured. Actual sales of gas are based on sales, net of the associated volume charges for processing fees and for costs associated with delivery, transportation, marketing, and royalties in accordance with industry standards. Operating costs and taxes are recognized in the same period for which revenue is earned. The Company did not recognize any revenue related to proved oil and gas properties during the years ended June 30, 2010 or 2009.

     Oil and natural gas revenues and lease operating expenses related to unproved oil and gas properties that are being evaluated for commercial viability are offset against the full cost pool until proved reserves are established, or determination is made that the unproved properties are impaired. During the years ended June 30, 2010 and 2009, the Company offset $148,487and $114,729, respectively, of oil and gas revenue, net of lease operating expense, against the full cost pool related to unproved properties being evaluated for commercial viability.

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Income Taxes

     The Company records deferred tax assets and liabilities to account for the expected future tax consequences of events that have been recorded in its financial statements. The Company routinely assesses the realizability of its deferred tax assets. If the Company concludes that it is more likely than not that some portion or all of the deferred tax assets will not be realized under accounting standards, the tax asset is reduced by a valuation allowance. Numerous judgments and assumptions are inherent in the determination of future taxable income, including factors such as future operating conditions (particularly as related to prevailing oil and gas prices).

     Basic and Diluted Earnings (Loss) per Share

     The Company’s basic earnings (loss) per share (EPS) amounts have been computed based on the weighted-average number of shares of Common Stock outstanding for the period. Diluted EPS reflects the potential dilution, using the treasury stock method, which could occur if the Company’s dilutive securities were exercised.

     During the years ended June 30, 2010 and 2009, there were 6,526,666 warrants outstanding, respectively that were not included in the computation of diluted earnings (loss) per share because the effect would have been anti-dilutive. These warrants reflect the 5 for 1 reverse stock split that was effective November 7, 2008.

     At June 30, 2009, there was $1,900,000 of convertible notes outstanding under which 3,559,664 shares could be acquired under full conversion. These shares were not included in the computation of diluted earnings (loss) per share during the years ended June 30, 2010 or 2009, because the effect would have been anti-dilutive.

     Stock-Based Compensation

     The Company accounts for stock-based compensation under the fair value recognition provisions of ASC Topic 718, “Compensation - Stock Compensation.” The Company has not granted any type of stock-based awards. Stock compensation awards granted are valued on the date of grant and are expensed, net of estimated forfeitures, on a straight-line basis over the required service period.

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

     Comprehensive Income

     ASC Topic 220, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The Company’s comprehensive loss results from the translation of the Company’s subsidiary financial statements.

     New Pronouncements Issued But Not Yet Adopted

     All new accounting pronouncements previously issued have been adopted as of or prior to June 30, 2010.

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.      UNPROVED INTEREST

     Buenavista Block

     The Company owns a 16% participation stake in the Buenavista Block. This is an exploration project located northeast of Bogota, Colombia. In December 2007, the Company commenced drilling on the Bochica 1 development well. During the initial drilling of the Bochica1, the Company had to cease drilling until additional drilling rigs could be obtained. In early 2008, a workover was performed on the Bochica 1 well, but was not successful. In January 2009, the Company completed a seismic 3D shoot in the 70 kilometer area around the Bochica 1 well to determine if the Company had any further potential production zones. In May 2009, the Bochica 1 well was determined to be a dry hole and was subsequently plugged and abandoned. Under the full cost method of accounting, the costs associated with abandoned wells are to be transferred to the full cost pool and depleted over the useful life of proved reserves. Since the Company had no proven reserve value as of June 30, 2009, these costs were considered impaired. As a result, the Company recognized a $1,197,229 impairment charge related to the Buenavista Block for the year ended June 30, 2009. In May 2009, the Bolivar 2 well was drilled based on the information obtained from the 3D seismic information from the Bochica 1 well site. As of June 30, 2010, the Company had not yet determined the commerciality of the Buenavista Block.

     Effective September 16, 2008, the Company entered into a farmout agreement with Delavaco Energy Colombia Inc. Sucursal Colombia, a subsidiary of Delavaco Energy Inc., for the sale of its 16% participating interest in the Buenavista Block. The total purchase price was $4,000,000. Upon entering in the farmout agreement, the Company received a nonrefundable deposit on sale of $200,000. The balance of $3,800,000 was to be paid on the earlier of (i) 30 days from a Liquidity Event by Delavaco (as defined by the farmout agreement), or (ii) December 31, 2008. As of December 31, 2008, the balance of payment was not made by Delavaco and the Buenavista Block reverted back to the Company and the $200,000 deposit was recorded as Other Income during the year ended June 30, 2009.

     Talora Exploration Block

     The Company owns a 20% participation interest in the Talora Exploration Block which lies Southwest of Bogota, Colombia. The Company commenced drilling of the Manatial development well in January of 2008. During the drilling of the Manatial, the Company encountered rig problems that caused damage to the well. During 2009 an unsuccessful re-entry workover was performed on the Manatial and the well was determined to be a dry hole. In June 2009 the Manatial was plugged and abandoned. During 2009, the Company commenced drilling on the Montemelo development well and it was subsequently plugged and abandoned in June of 2009. Since the Company had no proven reserve value as of June 30, 2009, these costs were considered impaired. As a result, the Company recognized a $1,998,801 impairment charge related to the Talora Exploration Block for the year ended June 30, 2009.

     On July 25, 2008, the Company entered into a non-binding letter of intent agreement with Delavaco Energy Colombia Inc. Sucursal Colombia for the sale of its 20% participating interest in the Talora Exploration Block. The total purchase price was $3,500,000. Upon entering into the letter of intent, the Company received a nonrefundable deposit on sale of $200,000. The non-binding letter of intent agreement provided for an exclusivity period of 120 days, which expired on or about November 30, 2008. As a result of the expiration of the exclusivity period, the $200,000 deposit on sale was recorded as Other Income during the year ended June 30, 2009.

     Carbonera Block

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

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     North Semitropic Prospect

     At June 30, 2009, the Company owned a 25% interest in the North Semitropic prospect located in the San Joaquin Basin, Kern County, California. On February 25, 2010, the Company entered into an agreement with New World Petroleum Investments Inc. pursuant to which the Company agreed to sell 100% of its 25% interest for $185,000. Pursuant to the terms of the agreement, the Company received $35,000 at closing and is to receive $25,000 per month beginning April 2010 and ending September 2010. The $185,000 sales price was accounted for as a reduction of Unproved Interest and an increase in accounts receivable. As of June 30, 2010, a total of $75,100 of the $185,000 purchase price remained outstanding and is included in accounts receivable.

     Spring Creek Red River Prospect

     On March 25, 2008, the Company entered into a letter of intent to acquire leases in the Spring Creek Red River Prospect for the payment of $240,000 and $7,500 in geologist fees.

     Costs Excluded from Depletion

     Included in unproved oil and gas properties are the following costs related to Colombia and the United States unproved properties, valued at cost, that have been excluded from costs subject to depletion:

	As of June 30,
	2010	2009

Columbia
Acquistion	$3,455,479	$4,321,701
Exploration	-	-

United States
Acquisition	213,937	387,662
Exploration	-	7,820
	$3,669,416	$4,717,183

4.      ADVANCES

     Since November 2008, the Company has received advances of $1,190,000 from a lender. The parties are in process of negotiating the terms, including the potential of an equity investment; however, no definitive agreements have been signed.

5.      NOTES PAYABLE

     Convertible Promissory Notes

     In December 2007 the Company received $500,000 from Stealth Energy Ventures AG (“Stealth”), which was included in the consolidated financial statements as an Advance from Lender. On January 24, 2008, the Company converted the Advance from Lender into a convertible promissory note (“Convertible Note #1”). The Convertible Note #1 was payable on February 17, 2010, and accrued interest at the rate of 9% per annum, which was to be paid semi-annually starting 180 days from the issuance of the Convertible Note #1. The outstanding principal amount of Convertible Note #1 was convertible by Stealth into shares of the Company’s common stock at a conversion rate based upon 100% of the average closing prices of the Company’s common stock for the ten trading days immediately preceding the conversion date. The Convertible Note #1 was secured by substantially all the assets of the Company.

     On February 5, 2008, the Company issued a second convertible promissory note (“Convertible Note #2”) to Stealth in the amount of $750,000. Convertible Note #2 was payable on February 5, 2010, and accrued interest at the rate of 9% per annum, which was to be paid semi-annually starting 180 days from the issuance of Convertible Note #2. The outstanding principal amount of Convertible Note #2 was convertible by Stealth into shares of the Company’s common stock at a conversion rate based upon 100% of the average closing prices of the Company’s common stock for the ten trading days immediately preceding the conversion date. Convertible Note #2 was secured by substantially all the assets of the Company.

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     On March 10, 2008, the Company issued a third convertible promissory note (“Convertible Note #3”) to Stealth in the amount of $300,000. Convertible Note #3 was payable on March 10, 2010, and accrued interest at the rate of 9% per annum, which was to be paid semi-annually starting 180 days from the issuance of Convertible Note #3. The outstanding principal amount of Convertible Note #3 was convertible by Stealth into shares of the Company’s common stock at a conversion rate based upon 100% of the average closing prices of the Company’s common stock for the ten trading days immediately preceding the conversion date. Convertible Note #3 was secured against substantially all the assets of the Company.

     On June 2, 2008, the Company issued a fourth convertible promissory note (“Convertible Note #4”) to Stealth in the amount of $350,000. Convertible Note #4 was payable on June 2, 2010, and accrued interest at the rate of 9% per annum, which was to be paid semi-annually starting 180 days from the issuance of Convertible Note #4. The outstanding principal amount of Convertible Note #4 was convertible by Stealth into shares of the Company’s common stock at a conversion rate based upon 100% of the average closing prices of the Company’s common stock for the ten trading days immediately preceding the conversion date. Convertible Note #4 was secured by substantially all of the assets of the Company.

     In connection with the convertible promissory notes, the Company entered into a services agreement with a financial consultant whereby the Company agreed to pay a fee of 3.5% of the gross proceeds of the convertible promissory notes. These fees totaled $66,500 and were recorded as deferred financing costs. Such deferred financing costs were amortized to interest expense over the respective terms of the convertible promissory notes using a method that approximates the interest method. As of June 30, 2009 there was $21,655 of unamortized deferred financing costs recorded. In connection with the satisfaction of the convertible promissory notes discussed below, the remaining unamortized deferred financing costs were written off as of September 30, 2009.

     September 2009 Promissory Note

     On September 22, 2009, the Company issued a promissory note (“September 2009 Note”) to Stealth in an original principal amount of $1,050,000 in satisfaction of the four outstanding convertible notes totaling $1,956,250, including $56,250 of accrued and unpaid interest. The Company recorded a gain of $906,250 related to the forgiveness of the then outstanding convertible notes, which was recorded as a gain on forgiveness of debt. The September 2009 Note carries an interest rate of 9% per annum, which is payable at maturity. The promissory note is repayable as follows:

i.       $450,000 payable upon disposition of the Company’s interest in the Carbonera Block, which was to occur on or before November 1, 2009; and

ii.       $600,000 payable upon disposition of the Company’s interest in the Buena Vista project, which is to occur on or before May 31, 2010.

     Upon closing on the sale of the Carbonera Block on October 2, 2009, the Company made the required payment of $450,000, in accordance with the repayment terms. As of June 30, 2010, the Company had not disposed of its interest in the Buenavista Block and had not made the required $600,000 payment and was therefore in technical default of the September 2009 Note, although the lender has neither provided notice of default nor taken any other action. Upon receipt of the $1.5 million advance on sale of the Company’s Colombian subsidiary, PetroSouth Energy Corp. BVI, on October 28, 2010, the Company repaid the note in full. See Note 10.

6.      COMMON STOCK

     During the period from July 27, 2004 (Inception) to June 30, 2010, the Company issued 103,033,333 share of Common Stock (20,606,667 on a split-adjusted basis) for total cash proceeds of $3,900,500, net of issuance costs.

     At June 30, 2010, the Company had the following outstanding non-transferable warrants, all of which were issued in conjunction with the private placement of common shares:

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

i.      300,000 share purchase warrants exercisable into one common share at a price of $7.50 per warrant until August 27, 2010;

ii.      53,333 share purchase warrants exercisable into one common share at a price of $6.25 per warrant until September 21, 2010;

iii.      5,653,333 share purchase warrants exercisable into one common share at a price of $6.25 per warrant until October 2, 2010;

iv.      100,000 share purchase warrants exercisable into one common share at a price of $7.50 per warrant until October 11, 2010; and

v.      100,000 share purchase warrants exercisable into one common share at a price of $7.50 per warrant until November 28, 2010

     At June 30, 2010, no warrants have been exercised and all warrants were out of the money.

7.      STOCK BASED COMPENSATION

     During the twelve months ended June 30, 2009, the Company’s President and Chief Financial Officer were granted shares of the Company’s common stock as compensation for services provided to the Company. The common shares were fully vested at the date of grant and have all ordinary and normal rights as other shares of the Company’s common stock. The Company estimated the fair value of the common shares at date of grant to be $150,000 based on the closing share price of the Company’s common stock on the day prior to the grant date and recognized this amount in its consolidated financial statements as of June 30, 2009.

     During the twelve months ended June 30, 2010, the Company’s President, in accordance with his employment contract, was granted shares of the Company’s common stock as compensation for services provided to the Company. The common shares were fully vested at the date of grant and have all ordinary and normal rights of other shares of the Company’s common stock. The Company estimated the fair value of the common shares at date of grant to be $40,500 based on the closing share price of the Company’s common stock on the day prior to the grant date and recognized this amount in its consolidated financial statements as of June 30, 2010.

8.      INCOME TAXES

     The Company’s net income (loss) before income taxes totaled $356,818 and ($3,915,792) for the years ended June 30, 2010 and 2009, respectively. The total provision for income taxes, consist of the following:

For the Year Ended June 30,
	2010	2009

Current taxes:
Federal	$-	$-
State	-	-
Foreign	-	-
Deferred taxes
Federal	-	-
State	-	-
Foreign	-	-
Total	$-	$-

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     A reconciliation of the provision for income taxes with amounts determined by applying the statutory U.S. Federal income tax rate to income (loss) before income taxes is as follows:

	For the Year Ended June 30,
	2010	2009

Computed Tax Expense (Benefit) at U.S. Statutory Rate	$124,886	$(1,334,692)
Columbian Subsidiary Tax Rate Differential	1,571	33,718
Nondeductible Items	14,175	78,200
Change in Valuation Allowance	(142,697)	1,220,583
Other	2,065	2,191

Total Provision (Benefit)	$-	$-

     The tax effect of temporary differences which give rise to significant portions of deferred tax assets or liabilities at June 30, 2010 are as follows:

As of June 30, 2010

Deferred Noncurrent Tax Asset:
Net Operating Loss Carryforwards	$109,657
Amortizable Assets	1,360,820
Total Deferred Noncurrent Tax Asset	1,470,477
Valuation Allowance	(1,470,477)
$-

     Deferred tax assets have resulted primarily from the Company’s future deductible temporary differences. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion, or all, of the deferred tax asset may not be realized. The Company’s ability to realize the deferred tax assets depends upon the generation of sufficient future taxable income to allow the utilization of the deductible temporary differences and tax planning strategies. Management evaluates the reliability of the deferred tax assets and the need for a valuation allowance annually. At this time, based on current facts and circumstances, potential benefit of the deferred tax assets has not been recognized in the consolidated financial statements because the Company cannot be assured it is more likely than not it will utilize the deferred tax assets in future years. At June 30, 2010, the Company has a net operating loss carryforward of $109,657 that expires in 2028. The Company had no uncertain tax positions as of June 30, 2010. The Company’s tax returns for 2005 and subsequent years remain subject to examination by tax authorities.

9.      COMMITMENTS

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

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.      SUBSEQUENT EVENTS

     The Company has evaluated subsequent events through November 15, 2010.

     On October 27, 2010, the Company entered into a letter agreement with Petrodorado Energy Ltd. (“Petrodorado”) with respect to the sale by the Company of its wholly-owned subsidiary PetroSouth Energy Corp. BVI, including the Company’s interest in the Talora Exploration Block but excluding the Company’s interest in the Buenavista Block, to Petrodorado for $1.5 million. Upon executing the letter agreement, Petrodorado advanced the entire $1.5 million purchase price to the Company. The Company is obligated to pay a 6.0% finder fee, or $90,000, to its asset broker, and used $600,000 of the proceeds to repay the September 2009 Note. The balance of the proceeds will be used for general working capital purposes.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     None

Item 9A. Controls and Procedures

     Disclosure Controls and Procedures

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 , as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our President (who is acting as our principal executive officer and our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

     As of June 30, 2010, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our President (also our principal executive officer and our principal financial and accounting officer) of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President (also our principal executive officer and our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

     Management’s Report on Internal Control over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of June 30, 2010, our internal control over financial reporting was effective.

     This annual report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

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

     Changes in Internal Control over Financial Reporting

     There have been no changes in our internal controls over financial reporting that occurred during the year ended June 30, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

     All directors of our Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our Company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Shane Reeves	President, Chairman, Chief Financial Officer, Treasurer and Director	36	July 2, 2008

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

     Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended June 30, 2010, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

Code of Ethics

     Effective September 12, 2007, our company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company's President (being our principal executive officer and our principal financial accounting officer), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

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

     Our Code of Business Conduct and Ethics requires, among other things, that all of our company's personnel shall be accorded full access to our President with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of our company's personnel are to be accorded full access to our company's board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our President.

     In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company's President. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the President, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

     We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: West Canyon Energy Corp., 20333 State Highway 249, Suite 200-11, Houston, TX 77070-26133.

Board and Committee Meetings

     Our board of directors held no formal meetings during the year ended June 30, 2010. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

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

Nomination Process

     As of June 30, 2010, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the President of our company at the address on the cover of this annual report.

Audit Committee

     Currently our audit committee consists of our entire board of directors.

     During fiscal 2010 aside from quarterly review teleconferences, there were no meetings held by this committee. The business of the audit committee was conducted though these teleconferences and by resolutions consented to in writing by all the members and filed with the minutes of the proceedings of the audit committee.

Audit Committee Financial Expert

     Our board of directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K.

Item 11. Executive Compensation

     The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended June 30, 2010 and 2009; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended June 30, 2010 and 2009, who we will collectively refer to as the named executive officers of our Company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Shane Reeves(1) President, Chief Executive Officer, Financial Officer and Treasurer	2010 2009	Nil Nil	Nil Nil	40,500 130,000	Nil Nil	Nil Nil	Nil Nil	108,000 96,000	148,500 226,000
Felipe Pimienta Barrios(2) Former Chief Financial Officer and Treasurer	2010 2009	20,000 82,171	Nil Nil	Nil 20,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	20,000 102,171

(1)	Mr. Reeves was appointed as our President, Chief Executive Officer, Chairman and Director on July 2, 2008 and was appointed Chief Financial Officer and Treasurer on November 30, 2009.

(2)	Mr. Barrios became our Chief Financial Officer and Treasurer on March 28, 2007 and resigned on November 30, 2009

2010 Grants of Plan-Based Awards

The Company made no plan-based equity and non-equity awards grants to named executives in 2010.

Outstanding Equity Awards at Fiscal Year End

The Company had no unexercised options, stock that had not vested or equity incentive plan awards for any of our named executive officers as of June 30, 2010.

Option Exercises

     During our Fiscal year ended June 30, 2010 there were no options exercised by our named officers.

Compensation of Directors

     Other than the list below, we do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

     On July 2, 2008, the Company entered into a consulting agreement with Summit Consulting Limited (“Summit Consulting”) to retain the services of Mr. Shane Reeves as President and Director of the Company. Pursuant to the terms of the agreement, the Company has agreed to pay monthly management fees of $8,000 as compensation for the services to be rendered. In addition, the agreement provides for the issuance of 100,000 shares of common stock, upon entering into the agreement and upon each annual renewal of the agreement. On July 22, 2008, the Company approved the issuance of 100,000 shares of common stock, to Mr. Reeves pursuant to the terms of the agreement. On January 29, 2009, the Company entered into an amending agreement with Summit Consulting to extend the term of the consulting agreement from July 2, 2009, to December 31, 2009, and provided for the issuance of an additional 100,000 shares of restricted stock. On January 1, 2010, the Company entered into an amending agreement with Summit Consulting (“Second Amendment”). The Second Amendment provides for a monthly management fee of $10,000 and the issuance of 500,000 shares of common stock upon entering into the agreement and 500,000 shares of common stock on each annual renewal of the agreement. The Second Amendment expires on January 1, 2012.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table sets forth, as of November 12, 2010, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Shane Reeves 20333 State Highway 249 Suite 200-113 Houston, TX 77070	700,000	3.30%
Directors and Executive Officers as a Group (1)	700,000	3.30%
Johann Roland Vetter 189 Talisman Avenue Vancouver, BC V5Y 2L6	5,653,333	26.66%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on November 12, 2010. As of November 12, 2010, there were 21,206,667 shares of our Company’s common stock issued and outstanding

     Changes in Control

     We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

     Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended June 30, 2010, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

     Director Independence

     We currently act with one (1) director, Shane Reeves. We have determined that our directors is not an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

     Currently our audit committee consists of our entire board of directors. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

     Our board of directors has determined that it does not have a member of its audit committee who qualifies as an “audit committee financial expert” as defined in as defined in Item 407(d)(5)(ii) of Regulation S-K.

     From inception to present date, we believe that the members of our audit committee and the board of directors have been and are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

Item 14. Principal Accounting Fees and Services

     The aggregate fees billed for the most recently completed fiscal year ended June 30, 2010 and for the fiscal year ended June 30, 2009 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements, including tax return preparation and tax compliance for these fiscal periods were as follows:

	Year Ended
	June 30, 2010	June 30, 2009
Audit Fees	$89,177	$115,061
Audit Related Fees	Nil	Nil
Tax Fees	$10,788	$8,180
All Other Fees	Nil	Nil
Total	$99,965	$123,241

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

10.4	Carbonera Exploration and Exploitation Contract (incorporated by reference to our current report, on Form 8-K filed on October 29, 2007)

10.5	Convertible Promissory Note dated January 17, 2008 (incorporated by reference to our current report, on Form 8-K filed on February 1, 2008)

10.6	Farmout Agreement “North Semitropic Prospect” dated February 1, 2008 (incorporated by reference to our current report, on Form 8-K filed on February 12, 2008)

Number	Description

10.7	March 25, 2008 letter of intent with Slope County Oil Company (incorporated by reference to our current report, on Form 8-K filed on April 3, 2008)

10.8	Convertible Promissory Note dated March 10, 2008 (incorporated by reference to our current report, on Form 8-K filed on April 3, 2008)

10.9	Convertible Promissory Note dated February 5, 2008 and entered into on April 30, 2008 (incorporated by reference to our current report, on Form 8-K filed on May 1, 2008)

10.10	Convertible Promissory Note dated June 2, 2008 (incorporated by reference to our current report, on Form 8-K filed on June 9, 2008)

10.11	Assignment of Farmout Interest dated June 16, 2008 (incorporated by reference to our current report, on Form 8-K filed on June 26, 2008)

10.12	Consulting agreement between our company and Summit Consulting Limited dated effective the 2nd day of July 2008 (incorporated by reference to our current report, on Form 8-K filed on July 29, 2008)

10.13	Executive Employment Agreement with Felipe Pimienta Barrios (incorporated by reference to our current report, on Form 8-K filed on January 30, 2009)

10.14	Amending Agreement with Summit Consulting Limited (incorporated by reference to our current report, on Form 8-K filed on January 30, 2009)

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

WEST CANYON ENERGY CORP.

Date: November 15, 2010	/s/ Shane Reeves
Shane Reeves
President, Chief Executive Officer, Chief Financial Officer,
Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shane Reeves		November 15, 2010
Shane Reeves	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director