Form 10-Q
period 2010-09-30
WEST CANYON ENERGY CORP.
filed 2010-11-16
CIK 1343601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
(Do not check if a smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in section 12b-2 of the Exchange Act)
Yes [   ]    No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING
FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes [   ]    No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $0.001	21,206,667
(Class)	(Outstanding at November 15, 2010)

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	September 30, 2010	June 30, 2010
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$20,938	$24,422
Advances to Operators	146,043	117,160
Accounts Receivable	27,065	78,214
Prepaid Expenses and Other Current Assets	44,914	49,764
Total Current Assets	238,960	269,560
Unproved Interest	3,640,533	3,669,416
Furniture & Equipment, net	1,827	2,193
Total Assets	$3,881,320	$3,941,169

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts Payable - Trade	$263,357	$252,941
Accrued Interest Payable	56,626	43,015
Accrued Liabilities	9,260	9,259
Advances	1,190,000	1,190,000
Note Payable	600,000	600,000
Other Liabilities	87,218	91,397
Total Current Liabilities	2,206,461	2,186,612

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common Stock:
Authorized: 150,000,000 shares, par value $0.001 Issued and outstanding: 21,206,667 shares at September 30, 2010 and June 30, 2010, respectively	21,207	21,207
Additional Paid-In Capital	6,421,969	6,421,969
Deficit Accumulated During the Exploration Stage	(4,759,368)	(4,682,713)
Accumulated Other Comprehensive Loss	(8,949)	(5,906)
Total Stockholders' Equity	1,674,859	1,754,557
Total Liabilities and Stockholders' Equity	$3,881,320	$3,941,169

The accompanying notes are an integral part of these consolidated unaudited financial statements.

WEST CANYON ENERGY CORP AND SUBSIDIARY
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Stated in U.S. Dollars)

			Cumulative
			Period
	For the Three Months		from Inception,
	Ended September 30,		July 27, 2004, to
	2010	2009	September 30, 2010

REVENUE	$-	$-	$-

OPERATING EXPENSES:
General & Administrative	61,017	142,680	2,516,607
Impairment of Unproved Interest	-	-	3,196,030
	61,017	142,680	5,712,637
OPERATING LOSS	(61,017)	(142,680)	(5,712,637)
Interest Expense, net	(15,638)	(22,863)	(355,261)
Gain on Forgiveness of Debt	-	906,250	906,250
Other Income and (Expense), net	-	(506)	402,280
Income (Loss) Before Income Taxes	(76,655)	740,201	(4,759,368)
Income Taxes	-	-	-
Net Income (Loss)	(76,655)	740,201	(4,759,368)
Foreign Currency Translation	(3,043)	5,969	(8,949)
Comprehensive Income (Loss)	$(79,698)	$746,170	$(4,768,317)

Basic and Diluted Earnings (Loss) per Share	$-	$0.04

Number of Common Shares Used in Basic and Diluted Earnings (Loss) per Share	21,206,667	20,606,667

The accompanying notes are an integral part of these consolidated unaudited financial statements.

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Stated in U.S. Dollars)

			Cumulative
			Period
	For the Three Months		from Inception,
	Ended September 30,		July 27, 2004, to
	2010	2009	September 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(76,655)	$740,201	$(4,759,368)
Adjustments to Reconcile Net Income (Loss) to Net Cash
Used in Operating Activities:
Depreciation	366	108	4,440
Amortization of Deferred Financing Costs	-	21,655	66,500
Impairment of Unproved Interest	-	-	3,196,030
Gain on Forgiveness of Debt	-	(906,250)	(906,250)
Non-Cash Payment of Compensation	-	150,000	505,500
Advances to Operators, Receivables and Prepaids	(22,834)	(45,270)	(149,470)
Accounts Payable and Accrued Liabilities	24,028	61,815	405,492
Other Liabilities	(4,179)	1,101	51,023
Net Cash Used in Operating Activities	(79,274)	23,360	(1,586,103)
CASH FLOWS FROM INVESTING ACTIVITIES:
Unproved Interests	28,883	59,676	(3,419,216)
Disposition of Unproved Interests	49,950	-	909,850
Acquisition, Net of Cash Acquired	-	-	401,056
Loans to Affiliated Company	-	-	(2,750,000)
Net Cash Provided by (Used in) Investing Activities	78,833	59,676	(4,858,310)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Common Stock	-	-	3,900,500
Advances from Shareholder	-	-	200,000
Shareholder Loan	-	-	25,000
Repayments of Advances from Shareholder	-	-	(199,700)
Proceeds from Convertible Debt	-	-	1,900,000
Deferred Financing Costs	-	-	(91,500)
Proceeds from Advances	-	-	1,190,000
Repayment of Note Payable	-	-	(450,000)
Net Cash Provided by (Used in) Financing Activities	-	-	6,474,300
Effect of Exchange Rate on Cash	(3,043)	5,969	(8,949)
Increase (Decrease) In Cash During The Period	(3,484)	89,005	20,938
Cash, Beginning Of Period	24,422	30,003	-
Cash, End Of Period	$20,938	$119,008	$20,938
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shareholder Loans Contributed to Capital	$-	$-	$25,300
Acquisition of PetroSouth Energy Corp BVI:
Issuance of 5,653,333 Shares of Common Stock	$-	$-	$2,011,876
Forgiveness of Demand Loans Receivable from
Affiliated Company	$-	$-	$2,750,000

The accompanying notes are an integral part of these consolidated unaudited financial statements.

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

West Canyon Energy Corp. (“West Canyon” or the “Company”) has prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Item 310(b) of regulation S-K. These financial statements should be read together with the financial statements and notes in the Company’s 2010 Form 10-K filed with the SEC on November 15, 2010. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accompanying financial statements reflect all adjustments and disclosures, which, in the Company’s opinion, are necessary for fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of the entire year. Certain reclassifications have been made to the prior year’s financial statements to conform to the current period’s presentation.

Unless otherwise specified, all dollar amounts are expressed in United States dollars.

Going Concern

These consolidated financial statements have been prepared on a going concern basis. The Company has incurred losses since inception (July 27, 2004) resulting in an accumulated deficit of $4,759,368 and further losses are anticipated in the development of the business, raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary capital and financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

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

The Company did not have a ceiling test impairment during either of the three month periods ended September 30, 2010 or 2009. The Company’s oil and gas properties totaling $3,640,533 consists solely of unevaluated properties excluded from the costs being amortized.

Revenue Recognition

Oil and natural gas revenues related to proved oil and gas properties are recorded using the sales method whereby the Company recognizes oil and natural gas revenue based on the amount of oil and gas sold to purchasers when title passes, the amount is determinable and collection is reasonably assured. Actual sales of gas are based on sales, net of the associated volume charges for processing fees and for costs associated with delivery, transportation, marketing, and royalties in accordance with industry standards. Operating costs and taxes are recognized in the same period for which revenue is earned. The Company did not recognize any revenue related to proved oil and gas properties during either of the three months periods ended September 30, 2010 or 2009.

Oil and natural gas revenues and lease operating expenses related to unproved oil and gas properties that are being evaluated for commercial viability are offset against the full cost pool until proved reserves are established, or determination is made that the unproved properties are impaired. During the three months ended September 30, 2010 and 2009, the Company offset $28,883 and $59,676, respectively, of oil and gas revenue, net of lease operating expense, against the full cost pool related to unproved properties being evaluated for commercial viability.

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

During the three months ended September 30, 2010, there were 6,206,666 warrants outstanding, and during the three months ended September 30, 2009, there were 6,526,666 warrants outstanding, that were not included in the computation of diluted earnings (loss) per share because the effect would have been anti-dilutive.

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

Comprehensive Income

ASC Topic 220, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income resulting from the translation of the Company’s subsidiary financial statements for the three month periods ended September 30, 2010 and 2009, are recorded as accumulated other comprehensive income.

3. COMMON STOCK

At September 30, 2010, the Company had the following outstanding non-transferable warrants, all of which were issued in conjunction with the private placement of common shares:

i.	5,653,333 share purchase warrants exercisable into one common share at a price of $6.25 per warrant until October 2, 2010;

ii.	100,000 share purchase warrants exercisable into one common share at a price of $7.50 per warrant until October 11, 2010; and

iii.	100,000 share purchase warrants exercisable into one common share at a price of $7.50 per warrant until November 28, 2010

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

          4.  SUBSEQUENT EVENTS

          The Company has evaluated subsequent events through November 16, 2010.

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis. We have incurred losses since inception (July 27, 2004) resulting in an accumulated deficit of $4,759,368 and further losses are anticipated in the development of the business, raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary capital and financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue as a going concern.

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
$350,000

Results of Operations

	For the Three Months Ended
	September 30,
	2010	2009

REVENUE	$-	$-

OPERATING EXPENSES:
General & Administrative	61,017	142,680
OPERATING LOSS	(61,017)	(142,680)
Interest Expense, net	(15,638)	(22,863)
Gain on Forgiveness of Debt	-	906,250
Other Expense, net	-	(506)
Income (Loss) Before Income Taxes	(76,655)	740,201

Revenue

We have not earned any revenues from operations since inception and we do not anticipate earning such revenues until such time as we have entered into commercial production of our oil and gas projects. We are currently in the exploration stage of our business and we can provide no assurances that we will discover commercially exploitable resources on our properties, or if such resources are discovered, that we will be able to enter into commercial production. Oil and natural gas revenues and lease operating expenses related to unproved oil and gas properties that are being evaluated for commercial viability are offset against the full cost pool until proved reserves are established, or determination is made that the unproved properties are impaired. During the three months ended September 30, 2010 and 2009, the Company offset $28,883 and $59,676, respectively, of oil and gas revenue, net of lease operating expense, against the full cost pool related to unproved properties being evaluated for commercial viability.

General and Administrative Expenses

The decrease in General and Administrative expenses for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, can be primarily attributed to the timing of when certain professional fees were incurred as well as a reduction in various administrative expenses as a result of the company continuing its cost controlling measures.

Interest Expense and Gain on Forgiveness of Debt

The decrease in interest expense for the three month period ended September 30, 2010, as compared to the same period of 2009, is due to the reduction in debt levels outstanding resulting from the forgiveness of debt by Stealth Energy Ventures. On September 22, 2009, we issued a promissory note to Stealth Energy Ventures in an original principal amount of $1,050,000 in satisfaction of outstanding convertible notes totaling $1,956,250, including $56,250 of accrued and unpaid interest. We recorded a gain of $906,250 related to the forgiveness of the then outstanding convertible notes, which was recorded as a gain on forgiveness of debt.

Liquidity and Financial Condition

At September 30, 2010, we had a working capital deficit of $1,967,501 consisting primarily of $1,790,000 of short-term debt and $329,243 of accounts payable and accrued expenses.

We have raised net proceeds of $7,215,500 in various advances and debt and equity financings since our inception (July 27, 2004), and have used the majority of the net proceeds to acquire our prospect blocks in Colombia, as well as for general and administrative expenses and working capital purposes.

Net cash used in operating activities for the three months ended September 30, 2010, totaled $79,274 and consisted primarily of the net loss of $76,655. Net cash provided by operating activities for the three months ended September 30, 2009, totaled $23,360 and consisted primarily of the net earnings of $740,201, net of the non-cash gain on forgiveness of debt of $906,250. We also had $150,000 of non-cash compensation expense recognized during the three months ended September 30, 2009.

Net cash provided by investing activities for the three months ended September 30, 2010, totaled $78,833 and consisted primarily of $49,950 of proceeds collected from the sale of our interest in the North Semitropic prospect that closed in February 2010. Net cash provided by investing activities for the three months ended September 30, 2009, totaled $59,676.

The Company had no cash flows from financing activities during either three month period ended September 30, 2010 or 2009.

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

We did not have a ceiling test impairment during either three month period ended September 30, 2010 or 2009. Our oil and gas properties totaling $3,640,533 consists solely of unevaluated properties excluded from the costs being amortized.

Revenue Recognition

Oil and natural gas revenues related to proved oil and gas properties are recorded using the sales method whereby we recognize oil and natural gas revenue based on the amount of oil and gas sold to purchasers when title passes, the amount is determinable and collection is reasonably assured. Actual sales of gas are based on sales, net of the associated volume charges for processing fees and for costs associated with delivery, transportation, marketing, and royalties in accordance with industry standards. Operating costs and taxes are recognized in the same period for which revenue is earned. We did not recognize any revenue related to proved oil and gas properties during either of the three month periods ended September 30, 2010 or 2009.

Oil and natural gas revenues and lease operating expenses related to unproved oil and gas properties that are being evaluated for commercial viability are offset against the full cost pool until proved reserves are established, or determination is made that the unproved properties are impaired. During the three months ended September 30, 2010 and 2009, the Company offset $28,883 and $59,676, respectively, of oil and gas revenue, net of lease operating expense, against the full cost pool related to unproved properties being evaluated for commercial viability.

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

During the three months ended September 30, 2010, there were 6,206,666 warrants outstanding, and during the three months ended September 30, 2009, there were 6,526,666 warrants outstanding, that were not included in the computation of diluted earnings (loss) per share because the effect would have been anti-dilutive.

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

Comprehensive Income

ASC Topic 220, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income resulting from the translation of our subsidiary financial statements for the three month periods ended September 30, 2010 and 2009, are recorded as accumulated other comprehensive income.

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

As of September 30, 2010, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended September 30, 2010, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We have not generated any revenues since our incorporation and we will continue to incur operating expenses without revenues until we are in commercial deployment. To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred net losses from inception (July 27, 2004) to September 30, 2010 of $4,759,368. Our net cash used in operations for the three months ended September 30, 2010, was $79,274. As of September 30, 2010, we had a working capital deficit of $1,967,501. We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that drilling and completion costs increase beyond our expectations; or we encounter greater costs associated with general and administrative expenses or offering costs. The occurrence of any of the aforementioned events could adversely affect our ability to meet our business plans. We cannot provide assurances that we will be able to successfully execute our business plan. These circumstances raise substantial doubt about our ability to continue as a going concern. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

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

We have no history of revenues from operations and have yet to generate positive earnings from operations and there can be no assurance that we will ever operate profitably. The success of our company is significantly dependent on a successful acquisition, drilling, completion and production program. Our company’s operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

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

WEST CANYON ENERGY CORP.
(Registrant)
Dated: November 16, 2010	/s/ Shane Reeves
Shane Reeves
President and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)