Form 10-Q
period 2010-12-31
WEST CANYON ENERGY CORP.
filed 2011-02-18
CIK 1343601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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
Yes [   ]     No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $0.001	21,206,667
(Class)	(Outstanding at February 18, 2011)

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	December 31, 2010	June 30, 2010
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$476,216	$24,422
Advances to Operators	145,688	117,160
Accounts Receivable	-	78,214
Prepaid Expenses and Other Current Assets	51,207	49,764
Total Current Assets	673,111	269,560
Unproved Interest	2,168,545	3,669,416
Furniture & Equipment, net	-	2,193
Total Assets	$2,841,656	$3,941,169

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts Payable - Trade	$9,322	$252,941
Accrued Interest Payable	-	43,015
Accrued Liabilities	9,259	9,259
Advances	1,190,000	1,190,000
Note Payable	-	600,000
Other Liabilities	31,250	91,397
Total Current Liabilities	1,239,831	2,186,612

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common Stock:
Authorized: 150,000,000 shares, par value $0.001
Issued and outstanding: 21,206,667 shares at December 31, 2010 and June 30, 2010, respectively	21,207	21,207
Additional Paid-In Capital	6,421,969	6,421,969
Deficit Accumulated During the Exploration Stage	(4,836,652)	(4,682,713)
Accumulated Other Comprehensive Loss	(4,699)	(5,906)
Total Stockholders' Equity	1,601,825	1,754,557
Total Liabilities and Stockholders' Equity	$2,841,656	$3,941,169

The accompanying notes are an integral part of these consolidated unaudited financial statements.

WEST CANYON ENERGY CORP AND SUBSIDIARY
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Stated in U.S. Dollars)

					Cumulative
					Period
	For the Three Months Ended		For the Six Months Ended		from Inception,
	December 31,		December 31,		July 27, 2004, to
	2010	2009	2010	2009	December 31, 2010

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES:
General & Administrative	118,137	131,436	179,154	274,131	2,634,744
Impairment of Unproved Interest	-	-	-	-	3,196,030
	118,137	131,436	179,154	274,131	5,830,774
OPERATING LOSS	(118,137)	(131,436)	(179,154)	(274,131)	(5,830,774)
Interest Expense, net	(21,373)	(14,126)	(37,011)	(36,989)	(376,634)
Gain on Forgiveness of Debt	62,396	-	62,396	906,250	968,646
Other Income and (Expense), net	(170)	(501)	(170)	(1,007)	402,110
Income (Loss) Before Income Taxes	(77,284)	(146,063)	(153,939)	594,123	(4,836,652)
Income Taxes	-	-	-	-	-
Net Income (Loss)	(77,284)	(146,063)	(153,939)	594,123	(4,836,652)
Foreign Currency Translation	4,250	(4,527)	1,207	1,442	(4,699)
Comprehensive Income (Loss)	$(73,034)	$(150,590)	$(152,732)	$595,565	$(4,841,351)

Basic and Diluted Earnings (Loss) per Share	$(0.00)	$(0.01)	$(0.01)	$0.03

Number of Common Shares Used in Basic and Diluted Earnings (Loss) per Share	21,206,667	20,606,667	21,206,667	20,606,667

The accompanying notes are an integral part of these consolidated unaudited financial statements.

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Stated in U.S. Dollars)

			Cumulative
			Period
	For the Six Months		from Inception,
	Ended December 31,		July 27, 2004, to
	2010	2009	December 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(153,939)	$594,123	$(4,836,652)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities:
Depreciation	487	652	4,561
Amortization of Deferred Financing Costs	-	21,655	66,500
Impairment of Unproved Interest	-	-	3,196,030
Gain on Forgiveness of Debt	(62,396)	(906,250)	(968,646)
Non-Cash Payment of Compensation	-	-	505,500
Advances to Operators, Receivables and Prepaids	(71,175)	(26,090)	(197,811)
Accounts Payable and Accrued Liabilities	(175,840)	83,832	205,624
Other Liabilities	-	(1,173)	55,202
Net Cash Used in Operating Activities	(462,863)	(233,251)	(1,969,692)
CASH FLOWS FROM INVESTING ACTIVITIES:
Unproved Interests	28,528	78,945	(3,419,571)
Disposition of Unproved Interests	1,484,922	600,000	2,344,822
Acquisition, Net of Cash Acquired	-	-	401,056
Loans to Affiliated Company	-	-	(2,750,000)
Net Cash Provided by (Used in) Investing Activities	1,513,450	678,945	(3,423,693)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Common Stock	-	-	3,900,500
Advances from Shareholder	-	-	200,000
Shareholder Loan	-	-	25,000
Repayments of Advances from Shareholder	-	-	(199,700)
Proceeds from Convertible Debt	-	-	1,900,000
Deferred Financing Costs	-	-	(91,500)
Proceeds from Advances	-	-	1,190,000
Repayment of Note Payable	(600,000)	(450,000)	(1,050,000)
Net Cash Provided by (Used in) Financing Activities	(600,000)	(450,000)	5,874,300
Effect of Exchange Rate on Cash	1,207	1,442	(4,699)
Increase (Decrease) In Cash During The Period	451,794	(2,865)	476,216
Cash, Beginning Of Period	24,422	30,003	-
Cash, End Of Period	$476,216	$27,138	$476,216
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shareholder Loans Contributed to Capital	$-	$-	$25,300
Acquisition of PetroSouth Energy Corp BVI: Issuance of 5,653,333 Shares of Common Stock	$-	$-	$2,011,876
Forgiveness of Demand Loans Receivable from Affiliated Company	$-	$-	$2,750,000

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis. The Company has incurred losses since inception (July 27, 2004) resulting in an accumulated deficit of $4,836,652 and further losses are anticipated in the development of the business, raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary capital and financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

Principles of Consolidation

The consolidated financial statements as of June 30, 2010 and for the three and six months ended December 31, 2009, include the accounts of the Company’s wholly owned subsidiary, PetroSouth Energy Corp. BVI, and Petrosouth Energy Corporation Sucursal Colombia, a wholly owned branch of PetroSouth Energy Corp. BVI. All intercompany transactions were eliminated upon consolidation. Effective December 1, 2010, the Company sold PetroSouth Energy Corp. BVI and Petrosouth Energy Corporation Sucursal Colombia (see Note 3).

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

The Company did not have a ceiling test impairment during either of the three or six month periods ended December 31, 2010 or 2009. The Company’s oil and gas properties totaling $2,168,545 consists solely of unevaluated properties excluded from the costs being amortized.

Revenue Recognition

Oil and natural gas revenues related to proved oil and gas properties are recorded using the sales method whereby the Company recognizes oil and natural gas revenue based on the amount of oil and gas sold to purchasers when title passes, the amount is determinable and collection is reasonably assured. Actual sales of gas are based on sales, net of the associated volume charges for processing fees and for costs associated with delivery, transportation, marketing, and royalties in accordance with industry standards. Operating costs and taxes are recognized in the same period for which revenue is earned. The Company did not recognize any revenue related to proved oil and gas properties during either of the three or six months periods ended December 31, 2010 or 2009.

Oil and natural gas revenues and lease operating expenses related to unproved oil and gas properties that are being evaluated for commercial viability are offset against the full cost pool until proved reserves are established, or determination is made that the unproved properties are impaired. During the three months ended December 31, 2009, the Company offset $26,188, and during the six months ended December 31, 2010 and 2009, the Company offset $28,528 and $85,864, respectively, of oil and gas revenue, net of lease operating expense, against the full cost pool related to unproved properties being evaluated for commercial viability. During the three months ended December 31, 2010, the Company had no net revenue from properties being evaluated.

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

Foreign Currency Translation Adjustments

The U.S. dollar is the functional currency for the Company’s consolidated operations except its former Colombian branch, which used the Colombian peso as the functional currency. The Company’s U.S. operations and Colombian operations do not engage in transactions other than in their functional currencies. As such, the Company had no material earnings impact from foreign currency transaction gains and losses. The assets and liabilities of the Company’s former Colombian branch were translated into U.S. dollars based on the current exchange rate in effect at the balance sheet date. Colombian income and expenses were translated at average rates for the periods presented. Translation adjustments had no effect on net income and were included in accumulated other comprehensive income in stockholders’ equity. The Company has an immaterial deferred tax asset due to a translation loss.

Comprehensive Income

ASC Topic 220, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income resulting from the translation of the Company’s subsidiary financial statements for the three and six month periods ended December 31, 2010 and 2009, are recorded as accumulated other comprehensive income.

3. DISPOSITION OF UNPROVED INTERESTS

On October 27, 2010, the Company entered into a letter agreement with Petrodorado Energy Ltd. (“Petrodorado”) with respect to the sale by the Company of its wholly-owned subsidiary PetroSouth Energy Corp. BVI, including the Company’s interest in the Talora Exploration Block but excluding the Company’s interest in the Buenavista Block, to Petrodorado for $1.5 million. Upon executing the letter agreement, Petrodorado advanced the entire $1.5 million purchase price to the Company. The Company was obligated to pay a finder’s fee related to the sale.

On December 1, 2010, the Company completed all the conditions stipulated to close the transaction. As this transaction did not result in the sale of a significant portion (greater than 25 percent) of the Company’s reserve quantities in Colombia, no gain or loss was recognized.

The Company used $600,000 of the net proceeds to repay the September 2009 Note, with the balance to be used for general working capital purposes.

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis. We have incurred losses since inception (July 27, 2004) resulting in an accumulated deficit of $4,836,652 and further losses are anticipated in the development of the business, raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary capital and financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue as a going concern.

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

Over the next 12 months we anticipate that we will incur the following cash requirements:

Professional Fees	$180,000
Salaries	120,000
Other General & Administrative	50,000
$350,000

Results of Operations

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES:
General & Administrative	118,137	131,436	179,154	274,131
OPERATING LOSS	(118,137)	(131,436)	(179,154)	(274,131)
Interest Expense, net	(21,373)	(14,126)	(37,011)	(36,989)
Gain on Forgiveness of Debt	62,396	-	62,396	906,250
Other Income and (Expense), net	(170)	(501)	(170)	(1,007)
Income (Loss) Before Income Taxes	(77,284)	(146,063)	(153,939)	594,123

On October 27, 2010, we entered into a letter agreement with Petrodorado Energy Ltd. with respect to the sale by us of our wholly-owned subsidiary PetroSouth Energy Corp. BVI, including our interest in the Talora Exploration Block but excluding our interest in the Buenavista Block, to Petrodorado for $1.5 million. Upon executing the letter agreement, Petrodorado advanced the entire $1.5 million purchase price to our company. We were obligated to pay a finder’s fee related to the sale.

On December 1, 2010, we completed all the conditions stipulated to close the transaction. As this transaction did not result in the sale of a significant portion (greater than 25 percent) of our reserve quantities in Colombia, no gain or loss was recognized.

Revenue

We have not earned any revenues from operations since inception and we do not anticipate earning such revenues until such time as we have entered into commercial production of our oil and gas projects. We are currently in the exploration stage of our business and we can provide no assurances that we will discover commercially exploitable resources on our properties, or if such resources are discovered, that we will be able to enter into commercial production. Oil and natural gas revenues and lease operating expenses related to unproved oil and gas properties that are being evaluated for commercial viability are offset against the full cost pool until proved reserves are established, or determination is made that the unproved properties are impaired. During the three months ended December 31, 2009, our company offset $26,188, and during the six months ended December 31, 2010 and 2009, our company offset $28,528 and $85,864, respectively, of oil and gas revenue, net of lease operating expense, against the full cost pool related to unproved properties being evaluated for commercial viability. During the three months ended December 31, 2010, our company had no net revenue from properties being evaluated.

General and Administrative Expenses

The decrease in general and administrative expenses for the three months ended December 31, 2010, as compared to the three months ended December 31, 2009, was primarily attributable to reduced travel expenses. For the six months ended December 31, 2010, as compared to the six months ended December 31, 2009, the decrease resulted from reductions in third-party professional fees, management fees and travel related expenses.

Interest Expense and Gain on Forgiveness of Debt

The increase in interest expense for the three months ended December 31, 2010, as compared to the three months ended December 31, 2009, was primarily attributable to interest incurred on past-due trade payables due to our difficulties raising capital. This increase, however, was partially offset by the reduction in term debt outstanding between the periods. During the three months ended December 31, 2009, our company had an average of $600,000 of term debt outstanding, while during the three months ended December 31, 2010, our company had an average of $200,000 of term debt outstanding. During the three months ended December 31, 2010, we recorded a gain of $62,396 on the forgiveness of interest accrued on our company’s outstanding promissory notes when that debt was repaid.

Liquidity and Financial Condition

At December 31, 2010, we had a working capital deficit of $566,720 consisting primarily of $1,190,000 of short-term debt offset by $476,216 of cash on hand and $145,688 of advances to the operator of our remaining Colombian block, Buenavista.

We have raised net proceeds of $7,215,500 in various advances and debt and equity financings since our inception (July 27, 2004), and have used the majority of the net proceeds to acquire our prospect blocks in Colombia, as well as for general and administrative expenses and working capital purposes.

Net cash used in operating activities for the six months ended December 31, 2010, totaled $462,863 and consisted primarily of the net loss of $153,939 and the repayment of outstanding trade payables upon the sale of our wholly-owned subsidiary PetroSouth Energy Corp. BVI. Net cash used in operating activities for the six months ended December 31, 2009, totaled $233,251 and consisted primarily of the net earnings of $594,123, net of the non-cash gain on forgiveness of debt of $906,250. We also had a net increase in accounts payable and accrued liabilities during the period of $83,832.

Net cash provided by investing activities for the six months ended December 31, 2010, totaled $1,513,450 and consisted primarily of $1,410,000 and $74,922 of net proceeds collected from the sale of our interests in PetroSouth Energy Corp. BVI and our North Semitropic prospect that closed in February 2010. Net cash provided by investing activities for the six months ended December 31, 2009, totaled $678,945 and consisted primarily of the $600,000 of final proceeds received from the sale of our interest in the Carbonera Block in Colombia.

Net cash used in financing activities for the six months ended December 31, 2010, totaled $600,000 and consisted of the final payment on the September 2009 promissory note upon the sale of PetroSouth Energy Corp. BVI. Net cash used in financing activities for the six months ended December 31, 2009, totaled $450,000 and consisted of the partial repayment of the September 2009 promissory note upon the sale of our interest in the Carbonera Block.

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

We did not have a ceiling test impairment during either three or six month periods ended December 31, 2010 or 2009. Our oil and gas properties totaling $2,168,545 consists solely of unevaluated properties excluded from the costs being amortized.

Revenue Recognition

Oil and natural gas revenues related to proved oil and gas properties are recorded using the sales method whereby we recognize oil and natural gas revenue based on the amount of oil and gas sold to purchasers when title passes, the amount is determinable and collection is reasonably assured. Actual sales of gas are based on sales, net of the associated volume charges for processing fees and for costs associated with delivery, transportation, marketing, and royalties in accordance with industry standards. Operating costs and taxes are recognized in the same period for which revenue is earned. We did not recognize any revenue related to proved oil and gas properties during either of the three or six month periods ended December 31, 2010 or 2009.

Oil and natural gas revenues and lease operating expenses related to unproved oil and gas properties that are being evaluated for commercial viability are offset against the full cost pool until proved reserves are established, or determination is made that the unproved properties are impaired. During the three months ended December 31, 2009, our company offset $26,188, and during the six months ended December 31, 2010 and 2009, our company offset $28,528 and $85,864, respectively, of oil and gas revenue, net of lease operating expense, against the full cost pool related to unproved properties being evaluated for commercial viability. During the three months ended December 31, 2010, our company had no net revenue from properties being evaluated.

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

Foreign Currency Translation Adjustments

The U.S. dollar is the functional currency for our company’s consolidated operations except our former Colombian branch, which used the Colombian peso as the functional currency. Our U.S. operations and Colombian operations do not engage in transactions other than in their functional currencies. As such, we had no material earnings impact from foreign currency transaction gains and losses. The assets and liabilities of our former Colombian branch were translated into U.S. dollars based on the current exchange rate in effect at the balance sheet date. Colombian income and expenses were translated at average rates for the periods presented. Translation adjustments had no effect on net income and were included in accumulated other comprehensive income in stockholders’ equity. Our company has an immaterial deferred tax asset due to a translation loss.

Comprehensive Income

ASC Topic 220, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income resulting from the translation of our subsidiary financial statements for the three and six month periods ended December 31, 2010 and 2009, are recorded as accumulated other comprehensive income.

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

As of December 31, 2010, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended December 31, 2010, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We have not generated any revenues since our incorporation and we will continue to incur operating expenses without revenues until we are in commercial deployment. To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred net losses from inception (July 27, 2004) to December 31, 2010 of $4,836,652. Our net cash used in operations for the six months ended December 31, 2010, was $462,863. As of December 31, 2010, we had a working capital deficit of $566,720. We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that drilling and completion costs increase beyond our expectations; or we encounter greater costs associated with general and administrative expenses or offering costs. The occurrence of any of the aforementioned events could adversely affect our ability to meet our business plans. We cannot provide assurances that we will be able to successfully execute our business plan. These circumstances raise substantial doubt about our ability to continue as a going concern. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

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

Our ability to continue exploration and, if warranted, development of our properties will be dependent upon our ability to raise significant additional financing. If we are unable to obtain such financing, a portion of our interest in our properties may be lost or our properties may be lost entirely and , in the case of our Colombian assets, revert back to the government of Colombia. We have limited financial resources and no material cash flow from operations and we are dependent for funds on our ability to sell our common shares, primarily on a private placement basis. There can be no assurance that we will be able to obtain financing on that basis in light of factors such as the market demand for our securities, the state of financial markets generally and other relevant factors.

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

We have licenses with respect to our oil and gas property in Colombia and we believe our interests are valid and enforceable given that they have been granted directly by the government of Colombia, although we have not obtained an opinion of counsel or any similar form of title opinion to that effect. However, these licenses do not guarantee title against all possible claims. The property may be subject to prior unregistered agreements, or transfers which have not been recorded or detected through title research. If the interests in our property are challenged, we may have to expend funds defending any such claims and may ultimately lose some or all of any revenues generated from the property if we lose our interest in such property.

Our most significant project is located in Colombia where oil and gas exploration activities may be affected in varying degrees by political and government regulations which could have a negative impact on our ability to continue our operations.

Our most significant project in which we have a participation stake is located in Colombia. Exploration activities in Colombia may be affected in varying degrees by political instabilities and government regulations relating to the oil and gas industry. Any changes in regulations or shifts in political conditions are beyond our control and may adversely affect our business. Operations may be affected in varying degrees by government regulations with respect to restrictions on production, price controls, export controls, income taxes, expropriations of property, environmental legislation and safety. The status of Colombia as a developing country may make it more difficult for us to obtain any required financing for our project. The effect of all these factors cannot be accurately predicted. Notwithstanding the progress achieved in restructuring Colombia political institutions and revitalizing its economy, the present administration, or any successor government, may not be able to sustain the progress achieved. While the Colombia economy has experienced growth in recent years, such growth may not continue in the future at similar rates or at all. If the economy of Colombia fails to continue its growth or suffers a recession, we may not be able to continue our operations in that country. We do not carry political risk insurance.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Removed and Reserved

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-K

Exhibit	Description
Number
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our registration statement on form SB-2 filed on January 6, 2006)
3.2	By-laws (incorporated by reference to our registration statement on form SB-2 filed on January 6, 2006)
3.3	Articles of Merger (incorporated by reference to our current report on Form 8-k filed on May 1, 2007)
3.4	Certificate of Change (incorporated by reference to our current report on Form 8-k filed on May 1, 2007)
3.5	Articles of Merger filed with the Nevada Secretary of State on March 27, 2008, effective April 11, 2008 (incorporated by reference to our current report on Form 8-k filed on April 11, 2008)
(10)	Material Contracts
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

10.4	Carbonera Exploration and Exploitation Contract (incorporated by reference to our current report, on Form 8-K filed on October 29, 2007)
10.5	Convertible Promissory Note dated January 17, 2008 (incorporated by reference to our current report, on Form 8-K filed on February 1, 2008)
10.6	Farmout Agreement “North Semitropic Prospect” dated February 1, 2008 (incorporated by reference to our current report, on Form 8-K filed on February 12, 2008)
10.7	March 25, 2008 letter of intent with Slope County Oil Company (incorporated by reference to our current report, on Form 8-K filed on April 3, 2008)
10.8	Convertible Promissory Note dated March 10, 2008 (incorporated by reference to our current report, on Form 8-K filed on April 3, 2008)
10.9	Convertible Promissory Note dated February 5, 2008 and entered into on April 30, 2008 (incorporated by reference to our current report, on Form 8-K filed on May 1, 2008)
10.10	Convertible Promissory Note dated June 2, 2008 (incorporated by reference to our current report, on Form 8-K filed on June 9, 2008)
10.11	Assignment of Farmout Interest dated June 16, 2008 (incorporated by reference to our current report, on Form 8-K filed on June 26, 2008)

Exhibit	Description
Number
10.12	Consulting agreement between our company and Summit Consulting Limited dated effective the 2nd day of July 2008 (incorporated by reference to our current report, on Form 8-K filed on July 29, 2008)
10.13	Executive Employment Agreement with Felipe Pimienta Barrios (incorporated by reference to our current report, on Form 8-K filed on January 30, 2009)
10.14	Amending Agreement with Summit Consulting Limited (incorporated by reference to our current report, on Form 8-K filed on January 30, 2009)
10.15

Agreement between Petrosouth Energy Corporation Sucursal Colombia and Delavco Energy Colombia Inc. Sucursal Colombia (incorporated by reference to our current report, on Form 8-K filed on September 24, 2009)

10.16	Promissory Note dated September 22, 2009 (incorporated by reference to our current report, on Form 8-K filed on September 24, 2009)
10.17	Letter Agreement dated October 27, 2010, by and between West Canyon Energy Corp. and Petrodorado Energy Ltd. (incorporated by reference to our current report, on Form 8-K filed on December 1, 2010
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference to our annual report on Form 10-KSB filed on September 28, 2007)
(21)	Subsidiaries of the Small Business Issuer
21.1	PetroSouth Energy Corp. BVI, a British Virgin Islands corporation
(31)	Section 302 Certifications
31.1*	CEO and CFO Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
(32)	Section 906 Certification
32.1*	CEO and CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEST CANYON ENERGY CORP.
(Registrant)
Dated: February 18, 2011	/s/ Shane Reeves
Shane Reeves
President and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)