Form 10-Q
period 2011-03-31
WEST CANYON ENERGY CORP.
filed 2011-05-20
CIK 1343601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
Yes  [   ]  No [    ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $0.001	21,206,667
(Class)	(Outstanding at May 20, 2011)

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	March 31, 2011	June 30, 2010
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$393,926	$24,422
Advances to Operators	145,688	117,160
Accounts Receivable	-	78,214
Prepaid Expenses and Other Current Assets	51,207	49,764
Total Current Assets	590,821	269,560
Unproved Interest	1,954,608	3,669,416
Furniture & Equipment, net	-	2,193
Total Assets	$2,545,429	$3,941,169

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts Payable - Trade	$25,134	$252,941
Accrued Interest Payable	-	43,015
Accrued Liabilities	9,260	9,259
Advances	1,190,000	1,190,000
Note Payable	-	600,000
Other Liabilities	31,250	91,397
Total Current Liabilities	1,255,644	2,186,612

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common Stock:
Authorized: 150,000,000 shares, par value $0.001 Issued and outstanding: 21,206,667 shares at March 31, 2011 and June 30, 2010, respectively	21,207	21,207
Additional Paid-In Capital	6,421,969	6,421,969
Deficit Accumulated During the Exploration Stage	(5,148,690)	(4,682,713)
Accumulated Other Comprehensive Loss	(4,701)	(5,906)
Total Stockholders' Equity	1,289,785	1,754,557
Total Liabilities and Stockholders' Equity	$2,545,429	$3,941,169

The accompanying notes are an integral part of these consolidated unaudited financial statements.

WEST CANYON ENERGY CORP AND SUBSIDIARY
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Stated in U.S. Dollars)

					Cumulative
					Period
	For the Three Months Ended		For the Nine Months Ended		from Inception,
	March 31,		March 31,		July 27, 2004, to
	2011	2010	2011	2010	March 31, 2011

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES:
General & Administrative	98,012	128,961	277,166	403,092	2,732,756
Impairment of Unproved Interest	213,937	-	213,937	-	3,409,967
	311,949	128,961	491,103	403,092	6,142,723
OPERATING LOSS	(311,949)	(128,961)	(491,103)	(403,092)	(6,142,723)
Interest Expense, net	(89)	(13,314)	(37,100)	(50,303)	(376,723)
Gain on Forgiveness of Debt	-	-	62,396	906,250	968,646
Other Income and (Expense), net	-	3,200	(170)	2,193	402,110
Income (Loss) Before Income Taxes	(312,038)	(139,075)	(465,977)	455,048	(5,148,690)
Income Taxes	-	-	-	-	-
Net Income (Loss)	(312,038)	(139,075)	(465,977)	455,048	(5,148,690)
Foreign Currency Translation	(2)	1,297	1,205	2,739	(4,701)
Comprehensive Income (Loss)	$(312,040)	$(137,778)	$(464,772)	$457,787	$(5,153,391)

Basic and Diluted Earnings (Loss) per Share	$(0.01)	$(0.01)	$(0.02)	$0.02

Number of Common Shares Used in Basic and Diluted Earnings (Loss) per Share	21,206,667	21,206,667	21,206,667	20,870,901

The accompanying notes are an integral part of these consolidated unaudited financial statements.

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Stated in U.S. Dollars)

			Cumulative
			Period
	For the Nine Months		from Inception,
	Ended March 31,		July 27, 2004, to
	2011	2010	March 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(465,977)	$455,048	$(5,148,690)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities:
Depreciation	487	995	4,561
Amortization of Deferred Financing Costs	-	21,655	66,500
Impairment of Unproved Interest	213,937	-	3,409,967
Gain on Forgiveness of Debt	(62,396)	(906,250)	(968,646)
Non-Cash Payment of Compensation	-	40,500	505,500
Advances to Operators, Receivables and Prepaids	(71,175)	(64,818)	(197,811)
Accounts Payable and Accrued Liabilities	(160,027)	105,111	221,437
Other Liabilities	-	4,418	55,202
Net Cash Used in Operating Activities	(545,151)	(343,341)	(2,051,980)
CASH FLOWS FROM INVESTING ACTIVITIES:
Unproved Interests	28,528	109,516	(3,419,571)
Disposition of Unproved Interests	1,484,922	666,225	2,344,822
Acquisition, Net of Cash Acquired	-	-	401,056
Loans to Affiliated Company	-	-	(2,750,000)
Net Cash Provided by (Used in) Investing Activities	1,513,450	775,741	(3,423,693)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Common Stock	-	-	3,900,500
Advances from Shareholder	-	-	200,000
Shareholder Loan	-	-	25,000
Repayments of Advances from Shareholder	-	-	(199,700)
Proceeds from Convertible Debt	-	-	1,900,000
Deferred Financing Costs	-	-	(91,500)
Proceeds from Advances	-	-	1,190,000
Repayment of Note Payable	(600,000)	(450,000)	(1,050,000)
Net Cash Provided by (Used in) Financing Activities	(600,000)	(450,000)	5,874,300
Effect of Exchange Rate on Cash	1,205	2,739	(4,701)
Increase (Decrease) In Cash During The Period	369,504	(14,862)	393,926
Cash, Beginning Of Period	24,422	30,003	-
Cash, End Of Period	$393,926	$15,141	$393,926
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shareholder Loans Contributed to Capital	$-	$-	$25,300
Acquisition of PetroSouth Energy Corp BVI:
Issuance of 5,653,333 Shares of Common Stock	$-	$-	$2,011,876
Forgiveness of Demand Loans Receivable from Affiliated Company	$-	$-	$2,750,000

The accompanying notes are an integral part of these consolidated unaudited financial statements.

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

West Canyon Energy Corp. (“West Canyon” or the “Company”) has prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Item 310(b) of regulation S-K. These consolidated financial statements should be read together with the consolidated financial statements and notes in the Company’s 2010 Form 10-K filed with the SEC on November 15, 2010. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted. The accompanying consolidated financial statements reflect all adjustments and disclosures, which, in the Company’s opinion, are necessary for fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of the entire year. Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current period’s presentation.

Unless otherwise specified, all dollar amounts are expressed in United States dollars.

Going Concern

These consolidated financial statements have been prepared on a going concern basis. The Company has incurred losses since inception (July 27, 2004) resulting in an accumulated deficit of $5,148,690 and further losses are anticipated in the development of the business, raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary capital and financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

Principles of Consolidation

The consolidated financial statements as of June 30, 2010 and for the three and nine months ended March 31, 2010, presented herein for comparative purposes, include the accounts of the Company’s wholly owned subsidiary, PetroSouth Energy Corp. BVI, and Petrosouth Energy Corporation Sucursal Colombia, a wholly owned branch of PetroSouth Energy Corp. BVI. All intercompany transactions were eliminated upon consolidation. Effective December 1, 2010, the Company sold PetroSouth Energy Corp. BVI and Petrosouth Energy Corporation Sucursal Colombia (see Note 3).

Effective March 25, 2011, the Company formed a new Colombian Branch, West Canyon Energy Corp. Sucursal Columbia, to hold its remaining Colombian interests.

Management does not believe the Company to be the primary beneficiary of any entity, nor does Management believe the Company to hold any variable interests. The Company’s interest in oil and gas exploration and production ventures and partnerships are proportionately consolidated.

Use of Estimates

Preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. The Company evaluates its estimates and assumptions on a regular basis. Actual results may differ from these estimates and assumptions used in preparation of its consolidated financial statements and changes in these estimates are recorded when known.

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

The Company’s oil and gas properties totaling $1,954,608 consists solely of unevaluated properties excluded from the costs being amortized. These costs represent investments in unproved properties and major development projects in which the Company owns a direct interest. The Company excludes these costs until proved reserves are found, until it is determined that the costs are impaired, or major development projects are placed in service. All costs excluded are reviewed at least quarterly to determine if impairment has occurred. The Company adds the amount of impairment assessed to the cost to be amortized subject to the ceiling test.

During the three months ended March 31, 2011, as a result of the expiration of the underlying lease, the Company fully impaired its Spring Creek Red River Prospect and recorded a loss on impairment of $247,820 during the period. This loss was partially offset by the recognition by the Company of the $33,883 deferred gain from the sale of the North Semitropic prospect in 2010, as the Company has now disposed of all its US oil and gas properties.

Revenue Recognition

Oil and natural gas revenues related to proved oil and gas properties are recorded using the sales method whereby the Company recognizes oil and natural gas revenue based on the amount of oil and gas sold to purchasers when title passes, the amount is determinable and collection is reasonably assured. Actual sales of gas are based on sales, net of the associated volume charges for processing fees and for costs associated with delivery, transportation, marketing, and royalties in accordance with industry standards. Operating costs and taxes are recognized in the same period for which revenue is earned. The Company did not recognize any revenue related to proved oil and gas properties during either of the three or nine months periods ended March 31, 2011 or 2010.

Oil and natural gas revenues and lease operating expenses related to unproved oil and gas properties that are being evaluated for commercial viability are offset against the full cost pool until proved reserves are established, or determination is made that the unproved properties are impaired. During the three months ended March 31, 2010, the Company offset $30,571, and during the nine months ended March 31, 2011and 2010, the Company offset $28,528 and $116,450, respectively, of oil and gas revenue, net of lease operating expense, against the full cost pool related to unproved properties being evaluated for commercial viability. During the three months ended March 31, 2011, the Company had no net revenue from properties being evaluated.

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Basic and Diluted Earnings (Loss) per Share

The Company computes earnings (loss) per share in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, “Earnings per Share”. ASC Topic 260 requires presentation of both basic and diluted earnings (loss) per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing earnings (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. During the three months ended March 31, 2011, the Company had no dilutive securities outstanding.

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

Comprehensive Income

ASC Topic 220, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income resulting from the translation of the Company’s subsidiary financial statements for the three and nine month periods ended March 31, 2011 and 2010, are recorded as accumulated other comprehensive income.

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

The Company used $600,000 of the net proceeds to repay the September 2009 Note, with the balance used for general working capital purposes.

During the three months ended March 31, 2011, as a result of the expiration of the underlying lease, the Company fully impaired its Spring Creek Red River Prospect (See Note 2).

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

As used in this quarterly report and unless otherwise indicated, the terms “we”, “us”, “our”, “our company” and “West Canyon” refer to West Canyon Energy Corp. and our wholly owned Columbian branch, West Canyon Energy Corp. Sucursal Colombia.

Going Concern

These consolidated financial statements have been prepared on a going concern basis. We have incurred losses since inception (July 27, 2004) resulting in an accumulated deficit of $5,148,690 and further losses are anticipated in the development of the business, raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary capital and financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue as a going concern.

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

Over the next 12 months we anticipate that we will incur the following cash requirements:

Professional Fees	$180,000
Salaries	120,000
Other General & Administrative	50,000
$350,000

Results of Operations

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES:
General & Administrative	98,012	128,961	277,166	403,092
Impairment of Unproved Interest	213,937	-	213,937	-
OPERATING LOSS	(311,949)	(128,961)	(491,103)	(403,092)
Interest Expense, net	(89)	(13,314)	(37,100)	(50,303)
Gain on Forgiveness of Debt	-	-	62,396	906,250
Other Income and (Expense), net	-	3,200	(170)	2,193
Income (Loss) Before Income Taxes	(312,038)	(139,075)	(465,977)	455,048

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

Revenue

We have not earned any revenues from operations since inception and we do not anticipate earning such revenues until such time as we have entered into commercial production of our oil and gas projects. We are currently in the exploration stage of our business and we can provide no assurances that we will discover commercially exploitable resources on our properties, or if such resources are discovered, that we will be able to enter into commercial production. Oil and natural gas revenues and lease operating expenses related to unproved oil and gas properties that are being evaluated for commercial viability are offset against the full cost pool until proved reserves are established, or determination is made that the unproved properties are impaired. During the three months ended March 31, 2010, we offset $30,571, and during the nine months ended March 31, 2011and 2010, we offset $28,528 and $116,450, respectively, of oil and gas revenue, net of lease operating expense, against the full cost pool related to unproved properties being evaluated for commercial viability. During the three months ended March 31, 2011, we had no net revenue from properties being evaluated.

General and Administrative Expenses

The decrease in general and administrative expenses for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, was primarily attributable to reduced personnel related expenses. In our third quarter ended March 31, 2010, we incurred $40,500 of expense related to stock compensation. For the nine months ended March 31, 2011, as compared to the nine months ended March 31, 2010, the decrease resulted from the aforementioned stock compensation charge in 2010, reductions in third-party professional fees and lower management fees.

Impairment of Unproved Interest

During the three months ended March 31, 2011, as a result of the expiration of the underlying lease, we fully impaired our Spring Creek Red River Prospect and recorded a loss on impairment of $247,820 during the period.

This loss was partially offset by our recognition of the $33,883 deferred gain from the sale of the North Semitropic prospect in 2010, as we have now disposed of all our US oil and gas properties.

Interest Expense and Gain on Forgiveness of Debt

The decrease in interest expense for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, was due to our paying off the remaining balance of our interest bearing debt during December 2010. This payoff was also the primary source of the reduction in our interest cost during the nine months ended March 31, 2011, as compared to the same period of the prior year. During the nine months ended March 31, 2011, we recorded a gain of $62,396 on the forgiveness of interest accrued on our company’s outstanding promissory notes when that debt was repaid.

Liquidity and Financial Condition

At March 31, 2011, we had a working capital deficit of $664,823 consisting primarily of $1,190,000 of short-term debt offset by $393,926 of cash on hand and $145,688 of advances to the operator of our remaining Colombian block, Buenavista.

We have raised net proceeds of $7,215,500 in various advances and debt and equity financings since our inception (July 27, 2004), and have used the majority of the net proceeds to acquire our prospect blocks in Colombia, as well as for general and administrative expenses and working capital purposes.

Net cash used in operating activities for the nine months ended March 31, 2011, totaled $545,151 and consisted primarily of the net loss of $465,977 and the repayment of outstanding trade payables upon the sale of our wholly-owned subsidiary PetroSouth Energy Corp. BVI. Net cash used in operating activities for the nine months ended March 31, 2010, totaled $343,341 and consisted primarily of the net income of $455,048, net of the non-cash gain on forgiveness of debt of $906,250.

Net cash provided by investing activities for the nine months ended March 31, 2011, totaled $1,513,450 and consisted primarily of $1,410,000 and $74,922 of net proceeds collected from the sale of our interests in PetroSouth Energy Corp. BVI and our North Semitropic prospect that closed in February 2010. Net cash provided by investing activities for the nine months ended March 31, 2010, totaled $775,741 and consisted primarily of the $600,000 of final proceeds received from the sale of our interest in the Carbonera Block in Colombia and $66,225 of payments received on the sale of our North Semitropic prospect.

Net cash used in financing activities for the nine months ended March 31, 2011, totaled $600,000 and consisted of the final payment on the September 2009 promissory note upon the sale of PetroSouth Energy Corp. BVI. Net cash used in financing activities for the nine months ended March 31, 2010, totaled $450,000 and consisted of the required partial repayment of the September 2009 promissory note upon the sale of our interest in the Carbonera Block.

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

Our oil and gas properties totaling $1,954,608 consists solely of unevaluated properties excluded from the costs being amortized. These costs represent investments in unproved properties and major development projects in which we own a direct interest. We exclude these costs until proved reserves are found, until it is determined that the costs are impaired, or major development projects are placed in service. All costs excluded are reviewed at least quarterly to determine if impairment has occurred. We add the amount of impairment assessed to the cost to be amortized subject to the ceiling test.

During the three months ended March 31, 2011, as a result of the expiration of the underlying lease, we fully impaired our Spring Creek Red River Prospect and recorded a loss on impairment of $247,820 during the period. This loss was partially offset by our recognition of the $33,883 deferred gain from the sale of the North Semitropic prospect in 2010, as we have now disposed of all our US oil and gas properties.

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

Oil and natural gas revenues and lease operating expenses related to unproved oil and gas properties that are being evaluated for commercial viability are offset against the full cost pool until proved reserves are established, or determination is made that the unproved properties are impaired. During the three months ended March 31, 2010, we offset $30,571, and during the nine months ended March 31, 2011and 2010, we offset $28,528 and $116,450, respectively, of oil and gas revenue, net of lease operating expense, against the full cost pool related to unproved properties being evaluated for commercial viability. During the three months ended March 31, 2011, we had no net revenue from properties being evaluated.

Basic and Diluted Earnings (Loss) per Share

We compute earnings (loss) per share in accordance with ASC Topic 260, “Earnings per Share”. ASC Topic 260 requires presentation of both basic and diluted earnings (loss) per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing earnings (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. During the three months ended March 31, 2011, we had no dilutive securities outstanding.

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

Comprehensive Income

ASC Topic 220, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income resulting from the translation of our subsidiary financial statements for the three and nine month periods ended March 31, 2011 and 2010, are recorded as accumulated other comprehensive income.

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

As of March 31, 2011, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended March 31, 2011, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We have not generated any revenues since our incorporation and we will continue to incur operating expenses without revenues until we are in commercial deployment. To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred net losses from inception (July 27, 2004) to March 31, 2011 of $5,148,690. Our net cash used in operations for the nine months ended March 31, 2011, was $545,151. As of March 31, 2011, we had a working capital deficit of $664,823. We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that drilling and completion costs increase beyond our expectations; or we encounter greater costs associated with general and administrative expenses or offering costs. The occurrence of any of the aforementioned events could adversely affect our ability to meet our business plans. We cannot provide assurances that we will be able to successfully execute our business plan. These circumstances raise substantial doubt about our ability to continue as a going concern. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

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

Our ability to continue exploration and, if warranted, development of our properties will be dependent upon our ability to raise significant additional financing. If we are unable to obtain such financing, a portion of our interest in our properties may be lost or our properties may be lost entirely and, in the case of our Colombian assets, revert back to the government of Colombia. We have limited financial resources and no material cash flow from operations and we are dependent for funds on our ability to sell our common shares, primarily on a private placement basis. There can be no assurance that we will be able to obtain financing on that basis in light of factors such as the market demand for our securities, the state of financial markets generally and other relevant factors.

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

WEST CANYON ENERGY CORP.
(Registrant)
Dated: May 20, 2011	/s/ Shane Reeves
Shane Reeves
President and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)