Form 10-K
period 2011-06-30
WEST CANYON ENERGY CORP.
filed 2011-10-13
CIK 1343601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

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
Yes [   ]     No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on December 31, 2010, the last trading day of the Company’s most recently completed second fiscal quarter was $148,533, based on a $0.01 closing price for the Common Stock on December 31, 2010. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
21,706,667 common shares as of October 12, 2011

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

          Our financial statements are stated in United States Dollars (U.S. $) and are prepared in accordance with United States Generally Accepted Accounting Principles.

          In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

          As used in this current report and unless otherwise indicated, the terms "we", "us", "our" and "West Canyon" mean West Canyon Energy Corp. and our wholly-owned subsidiaries, as of June 30, 2010, PetroSouth Energy Corp. BVI and Petrosouth Energy Corporation Sucursal Colombia. Effective December 1, 2010, the Company sold PetroSouth Energy Corp. BVI and Petrosouth Energy Corporation Sucursal Colombia. Effective March 25, 2011, the Company formed a new Colombian Branch, West Canyon Energy Corp. Sucursal Columbia, to hold its remaining Colombian interests.

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

          Our asset base and property development activity has consisted of the following:

          Buenavista Exploration and Production Contract dated November 8, 2004 (Northeast of Bogotá, Colombia)

          We have a 16% participation stake in the Buenavista Exploration and Production Contract northeast of Bogotá, Colombia, which we acquired through an Assignment Agreement dated August 30, 2007. The Buenavista Exploration and Production Contract was effective November 8, 2004 and has a surrender date of November 8, 2032. To the best of our knowledge, the operator and majority partner is UTO with an 84% participation stake. The 25,000 acre contiguous parcel of land contains the Bolivar field, the Bolivar prospect and three leads. Included in the field is the La Luna formation, covering an area of 700 acres.

          We understand that the operatorship may have subsequently changed, although we have not been advised of such under the terms of the operating agreement. We believe that the current operator may be T.C. Oil, but again, we have not been officially advised of such. The current operator, UTO, has been unresponsive in terms of providing us with updated status of the block, drilling programs, production levels and our production share. The Exploration and Production Contract associated with the block was originally signed on November 8, 2004, providing for a six year exploration period and a 28 year production period. Due to the unresponsiveness of the operator, we are uncertain as to the current status of the permit, however we believe the Exploration and Production Contract remains in good standing.

          The Buenavista Block is located 38 miles northwest of Colombia’s largest oil fields, the Cusiana/Cupiagua complex. The Buenavista Block currently has two producing wells, the Bolivar 1 well and the Bolivar 2 well, from which we reported a total of 1,422 barrels of crude oil of combined sales during our fiscal year ended June 30, 2011.

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

          Effective September 16, 2008, we entered into a farmout agreement with Delavaco Energy Colombia Inc. Sucursal Colombia, a subsidiary of Delavaco Energy Inc., for the sale of our 16% participating interest in the Buenavista Block. The total purchase price was $4,000,000. Upon entering in the farmout agreement, we received a nonrefundable deposit on sale of $200,000. The balance of $3,800,000 was to be paid on the earlier of (i) 30 days from a Liquidity Event by Delavaco (as defined by the farmout agreement), or (ii) December 31, 2008. As of December 31, 2008, the balance of payment was not made by Delavaco and the Buenavista Block reverted back to us and the $200,000 deposit was recorded as a component of Other Income (Expense), net during the year ended June 30, 2009.

          As of June 30, 2011, the Company had not yet determined the commerciality of the Buenavista Block.

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

          On July 25, 2008, we entered into a non-binding letter of intent agreement with Delavaco Energy Colombia Inc. Sucursal Colombia for the sale of our 20% participating interest in the Talora Exploration Block. The total purchase price was $3,500,000. Upon entering into the letter of intent, we received a nonrefundable deposit on sale of $200,000. The non-binding letter of intent agreement provided for an exclusivity period of 120 days, which expired on or about November 30, 2008. As a result of the expiration of the exclusivity period, the $200,000 deposit on sale was recorded as Other Income (Expense), net during the year ended June 30, 2009.

          On October 27, 2010, we entered into a letter agreement with Petrodorado Energy Ltd. (“Petrodorado”) with respect to the sale by us of our wholly-owned subsidiary PetroSouth Energy Corp. BVI, including our interest in the Talora Exploration Block but excluding our interest in the Buenavista Block, to Petrodorado for $1.5 million. On December 1, 2010, we completed all the conditions stipulated to close the transaction. We recognized a loss of $187,013 on this sale during the year ended June 30, 2011, which is reflected in our Loss on Sales of Unproved Interests, net.

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

          On September 22, 2009, we entered into an agreement with Delavaco Energy Colombia Inc. Sucursal Colombia pursuant to which we agreed to sell 100% of our 6% non-operated participation interest in the Carbonera Block for $750,000, which approximated our carrying value of this asset and no gain or loss was recognized. Closing of the agreement took place on October 2, 2009. Our former chief financial officer and director is also a consultant of Delavaco Energy Colombia Inc. The $750,000 of proceeds was accounted for as a reduction of Unproved Interest.

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

          On February 25, 2010, the Company entered into an agreement with New World Petroleum Investments Inc. pursuant to which the Company agreed to sell 100% of its 25% interest for $185,000. Pursuant to the terms of the agreement, the Company received $35,000 at closing and is to receive $25,000 per month beginning April 2010 and ending September 2010. The $185,000 sales price was accounted for as a reduction of Unproved Interest and an increase in accounts receivable. The sales price exceeded our carrying value by approximately $33,883. However, under existing full cost accounting rules, this gain was not able to be recognized until we had disposed of our remaining assets in the United States in 2011, with the expiration of the underlying lease on our Spring Creek Red River Prospect. During the year ended June 30, 2011, we recognized this gain as a component of Loss on Sales of Unproved Interests, net.

          Spring Creek Red River Prospect

          In 2008, we acquired non-producing leases in the Spring Creek Red River Prospect for the payment of $240,000 and $7,500 in geologist fees. During the year ended June 30, 2011, as a result of the expiration of the underlying lease, we fully impaired this prospect recognizing a total impairment charge of $247,820.

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

          We have not generated any revenues since our incorporation and we will continue to incur operating expenses without revenues until we are in commercial deployment. To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred net losses from inception to June 30, 2011 of $5,420,347. Our net cash used in operations for the year ended June 30, 2011, was $607,312. As of June 30, 2011, we had a working capital deficit of $1,207,506. We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that drilling and completion costs increase beyond our expectations; or we encounter greater costs associated with general and administrative expenses or offering costs. The occurrence of any of the aforementioned events could adversely affect our ability to meet our business plans. We cannot provide assurances that we will be able to successfully execute our business plan. These circumstances raise substantial doubt about our ability to continue as a going concern. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

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

Item 4.        [Removed and Reserved]

PART II

Item 5.        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

          Our shares of common stock are quoted for trading on the OTC Bulletin Board under the symbol WCYN. Our transfer agent is Island Stock Transfer Inc., 100 Second Avenue South, Suite 104N, St. Petersburg, Florida 33701. We began trading on July 23, 2007. On October 12, 2011, the closing bid price for our common stock was $0.025.

          The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board
Quarter Ended	High	Low
June 30, 2011	$0.22	$0.03
March 31, 2011	$0.046	$0.01
December 31, 2010	$0.02	$0.001
September 30, 2010	$0.03	$0.002
June 30, 2010	$0.095	$0.25
March 31, 2010	$0.08	$0.04
December 31, 2009	$0.23	$0.035
September 30, 2009	$0.05	$0.015
June 30, 2009	$0.40	$0.027

          On October 12, 2011, the shareholders' list of our common shares showed 46 registered shareholders and 21,706,667 shares outstanding.

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

          Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

          We did not sell any equity securities which were not registered under the Securities Act during the year ended June 30, 2011, that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended June 30, 2011.

          Purchase of Equity Securities by the Issuer and Affiliated Purchasers

          We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended June 30, 2011.

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

          Going Concern

          These consolidated financial statements have been prepared on a going concern basis. We have incurred losses since inception (July 27, 2004) resulting in an accumulated deficit of $5,420,347 and further losses are anticipated in the development of the business, raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary capital and financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue as a going concern.

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
$350,000

          Results of Operations

	For the Year Ended
	June 30,
	2011	2010

REVENUE	$-	$-

OPERATING EXPENSES:
General & Administrative	361,528	487,845
Impairment of Unproved Interest	247,820	-
Loss on Sales of Unproved Interests, net	153,130	-
OPERATING LOSS	(762,478)	(487,845)
Interest Expense, net	(37,382)	(63,780)
Gain on Forgiveness of Debt	62,396	906,250
Other Income and (Expense), net	(170)	2,193
Income (Loss) Before Income Taxes	(737,634)	356,818

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

          General and Administrative Expenses

          The decrease in General and Administrative expenses for the year ended June 30, 2011, as compared to the year ended June 30, 2010, can be primarily attributed to decreases in finder’s fee, management fees and professional and other technical fees incurred. The decrease in these expenses is the result of the controlling of costs due to the economic downturn and our reoccurring negative cash flows.

          Impairment of Unproved Interest

          During the year ended June 30, 2011, as a result of the expiration of the underlying lease, we fully impaired our Spring Creek Red River Prospect and recorded a loss on impairment of $247,820 during the period.

          Loss on Sales of Unproved Interests, net

          On October 27, 2010, we entered into a letter agreement with Petrodorado Energy Ltd. with respect to the sale by us of our wholly-owned subsidiary PetroSouth Energy Corp. BVI, including our interest in the Talora Exploration Block but excluding our interest in the Buenavista Block, to Petrodorado for $1.5 million. Upon executing the letter agreement, Petrodorado advanced the entire $1.5 million purchase price to our company. On December 1, 2010, we completed all the conditions stipulated to close the transaction. We recognized a loss of $187,013 on this sale.

          On February 25, 2010, the Company entered into an agreement with New World Petroleum Investments Inc. pursuant to which the Company agreed to sell 100% of its 25% interest for $185,000. Pursuant to the terms of the agreement, the Company received $35,000 at closing and is to receive $25,000 per month beginning April 2010 and ending September 2010. The $185,000 sales price was accounted for as a reduction of Unproved Interest and an increase in accounts receivable. The sales price exceeded our carrying value by approximately $33,883. However, under existing full cost accounting rules, this gain was not able to be recognized until we had disposed of our remaining assets in the United States in 2011, with the expiration of the underlying lease on our Spring Creek Red River Prospect.

          Interest Expense and Gain on Forgiveness of Debt

          The decrease in interest expense for the year ended June 30, 2011, as compared to the year ended June 30, 2010, was due to our paying off the remaining balance of our interest bearing debt during December 2010. During the year ended June 30, 2011, we recorded a gain of $62,396 on the forgiveness of interest accrued on the notes when that debt was repaid.

          In September of 2009 we issued a promissory note to Stealth Energy Ventures in an original principal amount of $1,050,000 in satisfaction of outstanding convertible notes totaling $1,956,250, including $56,250 of accrued and unpaid interest. We recorded a gain of $906,250 related to the forgiveness of the then outstanding convertible notes, which was recorded as a gain on forgiveness of debt.

          Liquidity and Financial Condition

          At June 30, 2011, we had cash on hand of $303,237 and a working capital deficit of $1,207,506. We have raised net proceeds of $7,215,500 in various advances and debt and equity financings since our inception (July 27, 2004), and have used the majority of the net proceeds to acquire our prospect blocks in Colombia, as well as for general and administrative expenses and working capital purposes.

          Net cash used in operating activities for the year ended June 30, 2011, totaled $607,312 and consisted primarily of our net loss of $737,634, excluding our non-cash impairment and net loss on sales of unproved interests charges. Net cash used in operating activities for the year ended June 30, 2010, totaled $413,434 and consisted primarily of the net earnings of $356,818, net of the non-cash gain on forgiveness of debt of $906,250.

           Net cash provided by investing activities for the year ended June 30, 2011, totaled $1,484,922 and consisted primarily of the net proceeds received from the sale of our wholly-owned subsidiary PetroSouth Energy Corp. BVI, including our interest in the Talora Exploration. Net cash provided by investing activities for the year ended June 30, 2010, totaled $858,862 and consisted primarily of the $600,000 of final proceeds received from the sale of our interest in the Carbonera Block in Colombia and $109,900 of payments received on the sale of our North Semitropic prospect located in the San Joaquin Basin, Kern County, California, in February 2010.

          Net cash used in financing activities for the year ended June 30, 2011, totaled $600,000 and consisted of the required final repayment of the September 2009 promissory note upon the sale of our interest in the Talora Block. Net cash used in financing activities for the year ended June 30, 2010, totaled $450,000 and consisted of the required partial repayment of the September 2009 promissory note upon the sale of our interest in the Carbonera Block.

          On September 22, 2009, we issued a promissory note to Stealth Energy Ventures AG in an original principal amount of $1,050,000 in satisfaction of outstanding convertible notes totaling $1,956,250, including $56,250 of accrued and unpaid interest. We recorded a gain of $906,250 related to the forgiveness of the then outstanding convertible notes, which was recorded as a gain on forgiveness of debt. The promissory note carried an interest rate of 9% per annum which was payable at maturity. Upon closing on the sale of the Carbonera Block on October 2, 2009, we made a payment of $450,000 and upon selling the Talora Block we made the required $600,000 final payment.

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

          We did not have a ceiling test impairment during the year ended June 30, 2011. Our oil and gas properties totaling $2,230,634 consists solely of unevaluated properties excluded from the costs being amortized. However, during the year ended June 30, 2011, as a result of the expiration of our leases underlying our Spring Creek Red River Prospect, we fully impaired this prospect recognizing a total impairment charge of $247,820.

          Revenue Recognition

          Oil and natural gas revenues related to proved oil and gas properties are recorded using the sales method whereby we recognize oil and natural gas revenue based on the amount of oil and gas sold to purchasers when title passes, the amount is determinable and collection is reasonably assured. Actual sales of gas are based on sales, net of the associated volume charges for processing fees and for costs associated with delivery, transportation, marketing, and royalties in accordance with industry standards. Operating costs and taxes are recognized in the same period for which revenue is earned. We did not recognize any revenue related to proved oil and gas properties during the years ended June 30, 2011 or 2010.

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

          During the year ended June 30, 2010, and during part of 2011, there were 6,206,667 warrants outstanding, respectively that were not included in the computation of diluted earnings (loss) per share because the effect would have been anti-dilutive. As of June 30, 2011, we had no warrants outstanding.

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
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of West Canyon Energy Corp. and Subsidiary (An Exploration Stage Company) (the Company) as of June 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and for the period from inception (July 27, 2004) to June 30, 2011. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of West Canyon Energy Corp. and Subsidiary (an Exploration Stage Company) at June 30, 2011 and 2010, and the consolidated results of operations and cash flows for the years then ended, and for the period from inception (July 27, 2004) to June 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Weaver and Tidwell, L.L.P.

WEAVER AND TIDWELL, L.L.P.
Houston, Texas
October 13, 2011

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	June 30, 2011	June 30, 2010

ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$303,237	$24,422
Advances to Operators	-	117,160
Accounts Receivable	-	78,214
Prepaid Expenses and Other Current Assets	42,782	49,764
Total Current Assets	346,019	269,560
Unproved Interest	2,230,634	3,669,416
Furniture & Equipment, net	-	2,193
Total Assets	$2,576,653	$3,941,169

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts Payable - Trade	$20,419	$252,941
Accrued Interest Payable	-	43,015
Accrued Liabilities	295,856	9,259
Advances	1,190,000	1,190,000
Note Payable	-	600,000
Other Liabilities	47,250	91,397
Total Current Liabilities	1,553,525	2,186,612

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common Stock:
Authorized: 150,000,000 shares, par value $0.001 Issued and outstanding: 21,706,667 and 21,206,667 shares at June 30, 2011 and June 30, 2010, respectively	21,707	21,207
Additional Paid-In Capital	6,426,469	6,421,969
Deficit Accumulated During the Exploration Stage	(5,420,347)	(4,682,713)
Accumulated Other Comprehensive Loss	(4,701)	(5,906)
Total Stockholders' Equity	1,023,128	1,754,557
Total Liabilities and Stockholders' Equity	$2,576,653	$3,941,169

The accompanying notes are an integral part of these consolidated financial statements.

WEST CANYON ENERGY CORP AND SUBSIDIARY
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

			Cumulative
			Period
	For the Year Ended		from Inception,
	June 30,		July 27, 2004, to
	2011	2010	June 30, 2011

REVENUE	$-	$-	$-

OPERATING EXPENSES:
General & Administrative	361,528	487,845	2,817,118
Impairment of Unproved Interest	247,820	-	3,443,850
Loss on Sales of Unproved Interests, net	153,130	-	153,130
	762,478	487,845	6,414,098
OPERATING LOSS	(762,478)	(487,845)	(6,414,098)
Interest Expense, net	(37,382)	(63,780)	(377,005)
Gain on Forgiveness of Debt	62,396	906,250	968,646
Other Income and (Expense), net	(170)	2,193	402,110
Income (Loss) Before Income Taxes	(737,634)	356,818	(5,420,347)
Income Taxes	-	-	-
Net Income (Loss)	(737,634)	356,818	(5,420,347)
Foreign Currency Translation	1,205	(1,009)	(4,701)
Comprehensive Income (Loss)	$(736,429)	$355,809	$(5,425,048)

Basic and Diluted Earnings (Loss) per Share	$(0.03)	$0.02

Number of Common Shares Used in Basic and Diluted Earnings (Loss) per Share	21,453,242	20,954,612

The accompanying notes are an integral part of these consolidated financial statements.

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

			Cumulative
			Period
	For the Year Ended		from Inception,
	Ended June 30,		July 27, 2004, to
	2011	2010	June 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(737,634)	$356,818	$(5,420,347)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities:
Depreciation	487	1,338	4,561
Amortization of Deferred Financing Costs	-	21,655	66,500
Impairment of Unproved Interest	247,820	-	3,443,850
Loss on Sales of Unproved Interest, net	153,130	-	153,130
Gain on Forgiveness of Debt	(62,396)	(906,250)	(968,646)
Non-Cash Payment of Compensation	5,000	40,500	510,500
Advances to Operators, Receivables and Prepaids	(31,443)	(118,594)	(158,079)
Accounts Payable and Accrued Liabilities	(182,276)	137,070	199,188
Other Liabilities	-	54,029	55,202
Net Cash Used in Operating Activities	(607,312)	(413,434)	(2,114,141)
CASH FLOWS FROM INVESTING ACTIVITIES:
Unproved Interests	-	148,962	(3,448,099)
Disposition of Unproved Interests	1,484,922	709,900	2,344,822
Acquisition, Net of Cash Acquired	-	-	401,056
Loans to Affiliated Company	-	-	(2,750,000)
Net Cash Provided by (Used in) Investing Activities	1,484,922	858,862	(3,452,221)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Common Stock	-	-	3,900,500
Advances from Shareholder	-	-	200,000
Shareholder Loan	-	-	25,000
Repayments of Advances from Shareholder	-	-	(199,700)
Proceeds from Convertible Debt	-	-	1,900,000
Deferred Financing Costs	-	-	(91,500)
Proceeds from Advances	-	-	1,190,000
Repayment of Note Payable	(600,000)	(450,000)	(1,050,000)
Net Cash Provided by (Used in) Financing Activities	(600,000)	(450,000)	5,874,300
Effect of Exchange Rate on Cash	1,205	(1,009)	(4,701)
Increase (Decrease) In Cash During The Year	278,815	(5,581)	303,237
Cash, Beginning Of Year	24,422	30,003	-
Cash, End Of Year	$303,237	$24,422	$303,237
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid for Interest	$-	$-	$-
Cash Paid for Taxes	$-	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shareholder Loans Contributed to Capital	$-	$-	$25,300
Acquisition of PetroSouth Energy Corp BVI:
Issuance of 5,653,333 Shares of Common Stock	$-	$-	$2,011,876
Forgiveness of Demand Loans Receivable from Affiliated Company	$-	$-	$2,750,000

The accompanying notes are an integral part of these consolidated financial statements.

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
PERIOD FROM JULY 27, 2004 (INCEPTION) TO JUNE 30, 2011
(Stated In U.S. Dollars)

				Deficit
				Accumulated	Accumulated
			Additional	During the	Other
	Common Stock		Paid-in	Exploration	Comprehensive
	Shares	Amount	Capital	Stage	Income (Loss)	Total

Balance July 27, 2004 (date of Inception)	-	$-	$-	$-	$-	$-
Issuance of Common Stock for cash at $.0005, January 2005	11,000,000	11,000	(5,500)	-	-	5,500
Issuance of Common Stock for cash at $.005, June 2005	2,400,000	2,400	9,600	-	-	12,000
Issuance of Common Stock for cash at $.10, September 2005	180,000	180	17,820	-	-	18,000
Net Loss	-	-	-	(37,796)	-	(37,796)
Balance, June 30, 2006	13,580,000	$13,580	$21,920	$(37,796)	$-	$(2,296)
Issuance of Common Stock for cash at $3.75, May 2007	53,333	53	199,947	-	-	200,000
Shareholder Loan Contributed to Capital May 2007	-	-	25,000	-	-	25,000
Issuance of Common Stock for cash at $3.75, June 2007	266,667	267	999,733	-	-	1,000,000
Net Loss	-	-	-	(110,974)	-	(110,974)
Balance, June 30, 2007	13,900,000	$13,900	$1,246,600	$(148,770)	$-	$1,111,730

Issuance of Common Stock for cash at $5.00, August 2007	300,000	300	1,499,700	-	-	1,500,000
Issuance of Common Stock for cash at $3.75, May 2007; closed September 2007	53,333	53	199,947	-	-	200,000
Issuance of Common Stock at $0.35 for all of the issued and oustanding common shares of PetroSouth Energy Corp. BVI, October 2, 2007	5,653,333	5,654	2,006,222	-	-	2,011,876
Issuance of Common Stock for cash at $5.00, October 11, 2007	100,000	100	482,400	-	-	482,500
Issuance of Common Stock for cash at $5.00, November 28, 2007	100,000	100	482,400	-	-	482,500
Issuance of Common Stock for services $1.05, June 23, 2008	300,000	300	314,700	-	-	315,000
Net Loss	-	-	-	(974,969)	-	(974,969)
Comprehensive Income	-	-	-	-	4,891	4,891

Balance, June 30, 2008	20,406,667	$20,407	$6,231,969	$(1,123,739)	$4,891	$5,133,528

Issuance of Common Stock for services $1.30, July 22, 2008	100,000	100	129,900	-	-	130,000
Issuance of Common Stock for services $0.20, January 29, 2009	100,000	100	19,900	-	-	20,000
Shareholder Loan Contributed to Capital June 2007	-	-	300	-	-	300
Net Loss	-	-	-	(3,915,792)	-	(3,915,792)
Comprehensive Loss	-	-	-	-	(9,788)	(9,788)
Balance, June 30, 2009	20,606,667	$20,607	$6,382,069	$(5,039,531)	$(4,897)	$1,358,248
Issuance of Common Stock for services $0.03, July 2, 2009	100,000	100	2,900	-	-	3,000
Issuance of Common Stock for services $0.075, January 1, 2010	500,000	500	37,000	-	-	37,500
Net Income	-	-	-	356,818	-	356,818
Comprehensive Income	-	-	-	-	(1,009)	(1,009)
Balance, June 30, 2010	21,206,667	$21,207	$6,421,969	$(4,682,713)	$(5,906)	$1,754,557
Issuance of Common Stock for services $0.01, January 1, 2011	500,000	500	4,500	-	-	5,000
Net Income	-	-	-	(737,634)	-	(737,634)
Comprehensive Income	-	-	-	-	1,205	1,205
Balance, June 30, 2011	21,706,667	$21,707	$6,426,469	$(5,420,347)	$(4,701)	$1,023,128

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

          Going Concern

          These consolidated financial statements have been prepared on a going concern basis. We have incurred losses since inception (July 27, 2004) resulting in an accumulated deficit of $5,420,347 and further losses are anticipated in the development of the business, raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary capital and financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue as a going concern.

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

          Principles of Consolidation

          The consolidated financial statements as of June 30, 2010, presented herein for comparative purposes, included the accounts of the Company’s wholly owned subsidiary, PetroSouth Energy Corp. BVI, and Petrosouth Energy Corporation Sucursal Colombia, a wholly owned branch of PetroSouth Energy Corp. BVI. Effective December 1, 2010, the Company sold PetroSouth Energy Corp. BVI and Petrosouth Energy Corporation Sucursal Colombia (see Note 3).

          Effective March 25, 2011, the Company formed a new Colombian Branch, West Canyon Energy Corp. Sucursal Columbia, to hold its remaining Colombian interests.

          All intercompany transactions have been eliminated upon consolidation.

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

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Financial Instruments

          The fair values of financial instruments, which include cash, accounts receivable, advances to operators, accounts payable, accrued liabilities and advances, approximate their carrying values due to the relatively short maturity of these instruments.

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

          Revenue Recognition

          Oil and natural gas revenues related to proved oil and gas properties are recorded using the sales method whereby the Company recognizes oil and natural gas revenue based on the amount of oil and gas sold to purchasers when title passes, the amount is determinable and collection is reasonably assured. Actual sales of gas are based on sales, net of the associated volume charges for processing fees and for costs associated with delivery, transportation, marketing, and royalties in accordance with industry standards. Operating costs and taxes are recognized in the same period for which revenue is earned. The Company did not recognize any revenue related to proved oil and gas properties during the years ended June 30, 2011 or 2010.

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

          During the year ended June 30, 2010, and during part of 2011, there were 6,206,667 warrants outstanding, respectively that were not included in the computation of diluted earnings (loss) per share because the effect would have been anti-dilutive. As of June 30, 2011, the Company had no warrants outstanding.

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

          New Pronouncements Issued But Not Yet Adopted

          All new accounting pronouncements previously issued have been adopted as of or prior to June 30, 2011.

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.      UNPROVED INTEREST

          Buenavista Block

          The Company owns a 16% participation stake in the Buenavista Block. This is an exploration project located northeast of Bogota, Colombia. In December 2007, the Company commenced drilling on the Bochica 1 development well. During the initial drilling of the Bochica1, the Company had to cease drilling until additional drilling rigs could be obtained. In early 2008, a workover was performed on the Bochica 1 well, but was not successful. In January 2009, the Company completed a seismic 3D shoot in the 70 kilometer area around the Bochica 1 well to determine if the Company had any further potential production zones. In May 2009, the Bochica 1 well was determined to be a dry hole and was subsequently plugged and abandoned. Under the full cost method of accounting, the costs associated with abandoned wells are to be transferred to the full cost pool and depleted over the useful life of proved reserves. Since the Company had no proven reserve value as of June 30, 2009, these costs were considered impaired. As a result, the Company recognized a $1,197,229 impairment charge related to the Buenavista Block for the year ended June 30, 2009. In May 2009, the Bolivar 2 well was drilled based on the information obtained from the 3D seismic information from the Bochica 1 well site. As of June 30, 2011, the Company had not yet determined the commerciality of the Buenavista Block.

          Talora Exploration Block

          At June 30, 2010, The Company owned a 20% participation interest in the Talora Exploration Block which lies Southwest of Bogota, Colombia. The Company commenced drilling of the Manatial development well in January of 2008. During the drilling of the Manatial, the Company encountered rig problems that caused damage to the well. During 2009 an unsuccessful re-entry workover was performed on the Manatial and the well was determined to be a dry hole. In June 2009 the Manatial was plugged and abandoned. During 2009, the Company commenced drilling on the Montemelo development well and it was subsequently plugged and abandoned in June of 2009. Since the Company had no proven reserve value as of June 30, 2009, these costs were considered impaired. As a result, the Company recognized a $1,998,801 impairment charge related to the Talora Exploration Block for the year ended June 30, 2009.

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

          On December 1, 2010, the Company completed all the conditions stipulated to close the transaction. We recognized a loss of $187,013 on this sale during the year ended June 30, 2011.

          The Company used $600,000 of the net proceeds to repay the September 2009 Note (see Note 5), with the balance used for general working capital purposes.

          Carbonera Block

          At June 30, 2009, the Company owned a 6% participation interest in approximately 64,000 acres in the Carbonera Block located Northeast of Bogota, Colombia. The project was near the Venezuelan border in the Catatumbo Basin in Northeastern Colombia. On September 22, 2009, the Company entered into an agreement with Delavaco Energy Colombia Inc. Sucursal Colombia pursuant to which the Company agreed to sell 100% of its 6% non-operated participation interest in the Carbonera Block for $750,000, which approximated the Company’s carrying value. Closing of the agreement took place on October 2, 2009. The Company’s former chief financial officer and director is also a consultant of Delavaco Energy Colombia Inc. The $750,000 of proceeds was accounted for as a reduction of Unproved Interest.

          The Company used $450,000 of the net proceeds to repay the September 2009 Note (see Note 5), with the balance used for general working capital purposes.

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

          The sales price exceeded the Company’s carrying value by approximately $33,883. However, under existing full cost accounting rules, this gain was not able to be recognized until we had disposed of our remaining assets in the United States in 2011, with the expiration of the underlying lease on our Spring Creek Red River Prospect. During the year ended June 30, 2011, we recognized this gain as a component of Loss on Sales of Unproved Interests, net.

          Spring Creek Red River Prospect

          On March 25, 2008, the Company entered into a letter of intent to acquire leases in the Spring Creek Red River Prospect for the payment of $240,000 and $7,500 in geologist fees. During the year ended June 30, 2011, as a result of the expiration of the underlying lease, the Company fully impaired this prospect.

          Costs Excluded from Depletion

          Included in unproved oil and gas properties are the following costs related to Colombia and the United States unproved properties, valued at cost, that have been excluded from costs subject to depletion:

	As of June 30,
	2011	2010

Columbia
Acquistion	$2,230,634	$3,455,479
Exploration	-	-

United States
Acquisition	-	213,937
Exploration	-	-
	$2,230,634	$3,669,416

4.      ADVANCES

          Since November 2008, the Company has received advances of $1,190,000 from a lender. The parties are in process of negotiating the terms, including the potential of an equity investment; however, the Company has not entered into any definitive agreements.

5.      NOTES PAYABLE

          September 2009 Promissory Note

          On September 22, 2009, the Company issued a promissory note (“September 2009 Note”) to Stealth Energy Ventures AG (“Stealth”) in an original principal amount of $1,050,000 in satisfaction of the four outstanding convertible notes totaling $1,956,250, including $56,250 of accrued and unpaid interest. The Company recorded a gain of $906,250 related to the forgiveness of the then outstanding convertible notes, which was recorded as a gain on forgiveness of debt. The September 2009 Note carried an interest rate of 9% per annum, which was payable at maturity. The promissory note is repayable as follows:

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

          Upon closing on the sale of the Carbonera Block on October 2, 2009, the Company made the required payment of $450,000, in accordance with the repayment terms. Upon receipt of the $1.5 million advance on sale of the Company’s Colombian subsidiary, PetroSouth Energy Corp. BVI, the Company repaid the note in full (see Note 3).

6.      COMMON STOCK

          During the period from July 27, 2004 (Inception) to June 30, 2011, the Company issued 103,033,333 share of Common Stock (20,606,667 on a split-adjusted basis) for total cash proceeds of $3,900,500, net of issuance costs.

7.      STOCK BASED COMPENSATION

          During the twelve months ended June 30, 2011 and 2010, the Company’s President, in accordance with his employment contract, was granted shares of the Company’s common stock as compensation for services provided to the Company. The common shares were fully vested at the date of grant and have all ordinary and normal rights of other shares of the Company’s common stock. The Company estimated the fair value of the common shares at date of grant to be $5,000 and $40,500, based on the closing share price of the Company’s common stock on the day prior to the grant date and recognized this amount in its consolidated financial statements, as of June 30, 2011 and 2010, respectively.

8.      INCOME TAXES

          The Company’s net income (loss) before income taxes totaled $(737,634) and $356,818 for the years ended June 30, 2011 and 2010, respectively. The total provision for income taxes, consist of the following:

For the Year Ended June 30,
	2011	2010

Current taxes:
Federal	$-	$-
State	-	-
Foreign	-	-
Deferred taxes
Federal	-	-
State	-	-
Foreign	-	-
Total	$-	$-

          A reconciliation of the provision for income taxes with amounts determined by applying the statutory U.S. Federal income tax rate to income (loss) before income taxes is as follows:

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended June 30,
	2011	2010

Computed Tax Expense (Benefit) at U.S. Statutory Rate	$(250,796)	$124,886
Columbian Subsidiary Tax Rate Differential	3,918	1,571
Nondeductible Items	1,700	14,175
Change in Valuation Allowance	317,119	(142,697)
Other	(71,941)	2,065

Total Provision (Benefit)	$-	$-

          The tax effect of temporary differences which give rise to significant portions of deferred tax assets or liabilities at June 30, 2011 are as follows:

As of June 30, 2011

Deferred Noncurrent Tax Asset:
Net Operating Loss Carryforwards	$222,195
Amortizable Assets	1,565,401
Total Deferred Noncurrent Tax Asset	1,787,596
Valuation Allowance	(1,787,596)
$-

          Deferred tax assets have resulted primarily from the Company’s future deductible temporary differences. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion, or all, of the deferred tax asset may not be realized. The Company’s ability to realize the deferred tax assets depends upon the generation of sufficient future taxable income to allow the utilization of the deductible temporary differences and tax planning strategies. Management evaluates the reliability of the deferred tax assets and the need for a valuation allowance annually. At this time, based on current facts and circumstances, potential benefit of the deferred tax assets has not been recognized in the consolidated financial statements because the Company cannot be assured it is more likely than not it will utilize the deferred tax assets in future years. At June 30, 2011, the Company has a net operating loss carryforward of $222,195 that expires in 2029. The Company had no uncertain tax positions as of June 30, 2011. The Company’s tax returns for 2007 and subsequent years remain subject to examination by tax authorities.

9.      COMMITMENTS

          On July 2, 2008, the Company entered into a consulting agreement with Summit Consulting Limited (“Summit Consulting”) to retain the services of Mr. Shane Reeves as President and Director of the Company. Pursuant to the terms of the agreement, the Company agreed to pay monthly management fees of $8,000 as compensation for the services to be rendered. In addition, the agreement provided for the issuance of 100,000 shares of common stock, upon entering into the agreement and upon each annual renewal of the agreement. On July 22, 2008, the Company approved the issuance of 100,000 shares of common stock, to Mr. Reeves pursuant to the terms of the agreement. On January 29, 2009, the Company entered into an amending agreement with Summit Consulting to extend the term of the consulting agreement from July 2, 2009, to December 31, 2009, and provided for the issuance of an additional 100,000 shares of restricted stock. On January 1, 2010, the Company entered an amending agreement with Summit Consulting (“Second Amendment”). The Second Amendment provides for a monthly management fee of $10,000 and the issuance of 500,000 shares of common stock upon entering into the agreement and 500,000 shares of common stock on each annual renewal of the agreement. The Second Amendment expires on January 1, 2012. During 2011 the Company recognized $5,000 of non-cash compensation expense related to the 500,000 shares issued.

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

          As of June 30, 2011, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our President (also our principal executive officer and our principal financial and accounting officer) of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President (also our principal executive officer and our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

          Management’s Report on Internal Control over Financial Reporting

          Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of June 30, 2011, our internal control over financial reporting was effective.

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

          Changes in Internal Control over Financial Reporting

          There have been no changes in our internal controls over financial reporting that occurred during the year ended June 30, 2011, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.    Other Information

          None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

     All directors of our Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our Company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Shane Reeves	President, Chairman, Chief Financial Officer, Treasurer and Director	37	July 2, 2008

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

          Shane Reeves – President, Chairman and Director

          Shane Reeves has been actively involved in the oil and gas industry over the last nine years where he has held executive positions in both private and public oil and gas companies. Shane is currently a partner in a Houston based, oil and gas fund, which provides acquisition and developmental financing to North American energy companies.

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

Board and Committee Meetings

          Our board of directors held no formal meetings during the year ended June 30, 2011. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

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

Nomination Process

          As of June 30, 2011, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the President of our company at the address on the cover of this annual report.

Audit Committee

          Currently our audit committee consists of our entire board of directors.

          During fiscal 2011 aside from quarterly review teleconferences, there were no meetings held by this committee. The business of the audit committee was conducted though these teleconferences and by resolutions consented to in writing by all the members and filed with the minutes of the proceedings of the audit committee.

Audit Committee Financial Expert

          Our board of directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K.

Item 11.    Executive Compensation

          The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended June 30, 2011 and 2010; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended June 30, 2011 and 2010, who we will collectively refer to as the named executive officers of our Company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Shane Reeves(1) President, Chief Executive Officer, Financial Officer and Treasurer	2011 2010	Nil Nil	Nil Nil	5,000 40,500	Nil Nil	Nil Nil	Nil Nil	120,000 108,000	125,000 148,500
Felipe Pimienta Barrios(2) Former Chief Financial Officer and Treasurer	2011 2010	Nil 20,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil 20,000

(1)	Mr. Reeves was appointed as our President, Chief Executive Officer, Chairman and Director on July 2, 2008 and was appointed Chief Financial Officer and Treasurer on November 30, 2009.
(2)	Mr. Barrios became our Chief Financial Officer and Treasurer on March 28, 2007 and resigned on November 30, 2009

2011 Grants of Plan-Based Awards

          The Company made no plan-based equity and non-equity awards grants to named executives in 2011.

Outstanding Equity Awards at Fiscal Year End

          The Company had no unexercised options, stock that had not vested or equity incentive plan awards for any of our named executive officers as of June 30, 2011.

Option Exercises

          During our Fiscal year ended June 30, 2011 there were no options exercised by our named officers.

Compensation of Directors

          Other than the list below, we do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

          On July 2, 2008, the Company entered into a consulting agreement with Summit Consulting Limited (“Summit Consulting”) to retain the services of Mr. Shane Reeves as President and Director of the Company. Pursuant to the terms of the agreement, the Company agreed to pay monthly management fees of $8,000 as compensation for the services to be rendered. In addition, the agreement provided for the issuance of 100,000 shares of common stock, upon entering into the agreement and upon each annual renewal of the agreement. On July 22, 2008, the Company approved the issuance of 100,000 shares of common stock, to Mr. Reeves pursuant to the terms of the agreement. On January 29, 2009, the Company entered into an amending agreement with Summit Consulting to extend the term of the consulting agreement from July 2, 2009, to December 31, 2009, and provided for the issuance of an additional 100,000 shares of restricted stock. On January 1, 2010, the Company entered into an amending agreement with Summit Consulting (“Second Amendment”). The Second Amendment provides for a monthly management fee of $10,000 and the issuance of 500,000 shares of common stock upon entering into the agreement and 500,000 shares of common stock on each annual renewal of the agreement. The Second Amendment expires on January 1, 2012.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The following table sets forth, as of October 12, 2011, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Shane Reeves 20333 State Highway 249 Suite 200-113 Houston, TX 77070	1,200,000	5.53%
Directors and Executive Officers as a Group(1)	1,200,000	5.53%
Johann Roland Vetter 189 Talisman Avenue Vancouver, BC V5Y 2L6	5,653,333	26.04%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on October 12, 2011. As of October 12, 2011, there were 21,706,667 shares of our Company’s common stock issued and outstanding

          Changes in Control

          We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our Company.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

          Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended June 30, 2011, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

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

Item 14.    Principal Accounting Fees and Services

          The aggregate fees billed for the most recently completed fiscal year ended June 30, 2011 and for the fiscal year ended June 30, 2010, for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements, including tax return preparation and tax compliance for these fiscal periods were as follows:

	Year Ended
	June 30, 2011	June 30, 2010
Audit Fees	$60,000	$89,177
Audit Related Fees	Nil	Nil
Tax Fees	$8,100	$10,788
All Other Fees	Nil	Nil
Total	$68,100	$99,965

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

10.15

Agreement between Petrosouth Energy Corporation Sucursal Colombia and Delavaco Energy Colombia Inc. Sucursal Colombia (incorporated by reference to our current report, on Form 8-K filed on September 24, 2009)

10.16	Promissory Note dated September 22, 2009 (incorporated by reference to our current report, on Form 8-K filed on September 24, 2009)

10.17	Letter Agreement dated October 27, 2010, by and between West Canyon Energy Corp. and Petrodorado Energy Ltd. (incorporated by reference to our current report, on Form 8-K filed on December 1, 2010)

(14)	Code of Ethics

14.1	Code of Ethics (incorporated by reference to our annual report on Form 10-KSB filed on September 28, 2007)

(21)	Subsidiaries of the Small Business Issuer

21.1	West Canyon Energy Corp. Sucursal Columbia, a Colombian corporation

(31)	Section 302 Certifications

31.1*	CEO and CFO Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

(32)	Section 906 Certification

32.1*	CEO and CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEST CANYON ENERGY CORP.

Date: October 13, 2011	/s/ Shane Reeves
Shane Reeves
President, Chief Executive Officer, Chief Financial Officer,
Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shane Reeves		October 13, 2011
Shane Reeves	President, Chief Executive Officer,
Chief Financial Officer, Treasurer and
Director