Form 10-Q
period 2011-09-30
WEST CANYON ENERGY CORP.
filed 2011-11-14
CIK 1343601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
Yes [   ]    No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $0.001	21,706,667
(Class)	(Outstanding at November 14, 2011)

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	September 30, 2011	June 30, 2011
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$200,694	$303,237
Prepaid Expenses and Other Current Assets	30,000	42,782
Total Current Assets	230,694	346,019
Unproved Interest	2,230,634	2,230,634
Total Assets	$2,461,328	$2,576,653

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts Payable - Trade	$9,362	$20,419
Accrued Liabilities	245,856	295,856
Advances	1,190,000	1,190,000
Other Liabilities	47,250	47,250
Total Current Liabilities	1,492,468	1,553,525

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common Stock:
Authorized: 150,000,000 shares, par value $0.001 Issued and outstanding: 21,706,667 at September 30, 2011 and June 30, 2011, respectively	21,707	21,707
Additional Paid-In Capital	6,426,469	6,426,469
Deficit Accumulated During the Exploration Stage	(5,474,615)	(5,420,347)
Accumulated Other Comprehensive Loss	(4,701)	(4,701)
Total Stockholders' Equity	968,860	1,023,128
Total Liabilities and Stockholders' Equity	$2,461,328	$2,576,653

The accompanying notes are an integral part of these consolidated unaudited financial statements.

WEST CANYON ENERGY CORP AND SUBSIDIARY
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Stated in U.S. Dollars)

			Cumulative
			Period
	For the Three Months Ended		from Inception,
	September 30,		July 27, 2004, to
	2011	2010	September 30, 2011

REVENUE	$-	$-	$-

OPERATING EXPENSES:
General & Administrative	54,268	61,017	2,871,386
Impairment of Unproved Interest	-	-	3,443,850
Loss on Sales of Unproved Interests, net	-	-	153,130
	54,268	61,017	6,468,366
OPERATING LOSS	(54,268)	(61,017)	(6,468,366)
Interest Expense, net	-	(15,638)	(377,005)
Gain on Forgiveness of Debt	-	-	968,646
Other Income and (Expense), net	-	-	402,110
Loss Before Income Taxes	(54,268)	(76,655)	(5,474,615)
Income Taxes	-	-	-
Net Loss	(54,268)	(76,655)	(5,474,615)
Foreign Currency Translation	-	(3,043)	(4,701)
Comprehensive Loss	$(54,268)	$(79,698)	$(5,479,316)

Basic and Diluted Loss per Share	$-	$-

Number of Common Shares Used in Basic and Diluted Earnings Loss per Share	21,706,667	21,206,667

The accompanying notes are an integral part of these consolidated unaudited financial statements.

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Stated in U.S. Dollars)

			Cumulative
			Period
	For the Three Months		from Inception,
	Ended September 30,		July 27, 2004, to
	2011	2010	September 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(54,268)	$(76,655)	$(5,474,615)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	-	366	4,561
Amortization of Deferred Financing Costs	-	-	66,500
Impairment of Unproved Interest	-	-	3,443,850
Loss on Sales of Unproved Interest, net	-	-	153,130
Gain on Forgiveness of Debt	-	-	(968,646)
Non-Cash Payment of Compensation	-	-	510,500
Advances to Operators, Receivables and Prepaids	12,782	(22,834)	(145,297)
Accounts Payable and Accrued Liabilities	(61,057)	24,028	138,131
Other Liabilities	-	(4,179)	55,202
Net Cash Used in Operating Activities	(102,543)	(79,274)	(2,216,684)
CASH FLOWS FROM INVESTING ACTIVITIES:
Unproved Interests	-	28,883	(3,448,099)
Disposition of Unproved Interests	-	49,950	2,344,822
Acquisition, Net of Cash Acquired	-	-	401,056
Loans to Affiliated Company	-	-	(2,750,000)
Net Cash Provided by (Used in) Investing Activities	-	78,833	(3,452,221)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Common Stock	-	-	3,900,500
Advances from Shareholder	-	-	200,000
Shareholder Loan	-	-	25,000
Repayments of Advances from Shareholder	-	-	(199,700)
Proceeds from Convertible Debt	-	-	1,900,000
Deferred Financing Costs	-	-	(91,500)
Proceeds from Advances	-	-	1,190,000
Repayment of Note Payable	-	-	(1,050,000)
Net Cash Provided by Financing Activities	-	-	5,874,300
Effect of Exchange Rate on Cash	-	(3,043)	(4,701)
Increase (Decrease) In Cash During The Period	(102,543)	(3,484)	200,694
Cash, Beginning Of Period	303,237	24,422	-
Cash, End Of Period	$200,694	$20,938	$200,694
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid for Interest	$-	$-	$-
Cash Paid for Taxes	$-	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shareholder Loans Contributed to Capital	$-	$-	$25,300
Acquisition of PetroSouth Energy Corp BVI: Issuance of 5,653,333 Shares of Common Stock	$-	$-	$2,011,876
Forgiveness of Demand Loans Receivable from Affiliated Company	$-	$-	$2,750,000

The accompanying notes are an integral part of these consolidated unaudited financial statements.

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

West Canyon Energy Corp. (“West Canyon” or the “Company”) has prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Item 310(b) of regulation S-K. These consolidated financial statements should be read together with the consolidated financial statements and notes in the Company’s 2011 Form 10-K filed with the SEC on October 13, 2011. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted. The accompanying consolidated financial statements reflect all adjustments and disclosures, which, in the Company’s opinion, are necessary for fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of the entire year. Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current period’s presentation.

Unless otherwise specified, all dollar amounts are expressed in United States dollars.

Going Concern

These consolidated financial statements have been prepared on a going concern basis. The Company has incurred losses since inception (July 27, 2004) resulting in an accumulated deficit of $5,474,615 and further losses are anticipated in the development of the business, raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary capital and financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

Principles of Consolidation

The consolidated financial statements as of September 30, 2010, presented herein for comparative purposes, included the accounts of the Company’s wholly owned subsidiary, PetroSouth Energy Corp. BVI, and Petrosouth Energy Corporation Sucursal Colombia, a wholly owned branch of PetroSouth Energy Corp. BVI. Effective December 1, 2010, the Company sold PetroSouth Energy Corp. BVI and Petrosouth Energy Corporation Sucursal Colombia.

Effective March 25, 2011, the Company formed a new Colombian Branch, West Canyon Energy Corp. Sucursal Colombia, to hold its remaining Colombian interests.

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

The Company’s oil and gas properties totaling $2,230,634 consists solely of unevaluated properties excluded from the costs being amortized. These costs represent investments in unproved properties and major development projects in which the Company owns a direct interest. The Company excludes these costs until proved reserves are found, until it is determined that the costs are impaired, or major development projects are placed in service. All costs excluded are reviewed at least quarterly to determine if impairment has occurred. The Company adds the amount of impairment assessed to the cost to be amortized subject to the ceiling test.

The Company recognizes liabilities for retirement obligations associated with tangible long-lived assets, such as producing well sites, when there is a legal obligation associated with retirement of such assets and the amount can be reasonably estimated.

Revenue Recognition

Oil and natural gas revenues related to proved oil and gas properties are recorded using the sales method whereby the Company recognizes oil and natural gas revenue based on the amount of oil and gas sold to purchasers when title passes, the amount is determinable and collection is reasonably assured. Actual sales of gas are based on sales, net of the associated volume charges for processing fees and for costs associated with delivery, transportation, marketing, and royalties in accordance with industry standards. Operating costs and taxes are recognized in the same period for which revenue is earned. The Company did not recognize any revenue related to proved oil and gas properties during the three months ended September 30, 2011 or 2010.

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
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Basic and Diluted Earnings (Loss) per Share

The Company computes earnings (loss) per share in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, “Earnings per Share”. ASC Topic 260 requires presentation of both basic and diluted earnings (loss) per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing earnings (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. During the three months ended September 30, 2011, the Company had no dilutive securities outstanding.

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

Comprehensive Income

ASC Topic 220, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income resulting from the translation of the Company’s subsidiary financial statements for the three months ended September 30, 2011 and 2010, are recorded as accumulated other comprehensive income.

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

As used in this quarterly report and unless otherwise indicated, the terms “we”, “us”, “our”, “our company” and “West Canyon” refer to West Canyon Energy Corp. and our wholly owned Colombian branch, West Canyon Energy Corp. Sucursal Colombia.

Going Concern

These consolidated financial statements have been prepared on a going concern basis. We have incurred losses since inception (July 27, 2004) resulting in an accumulated deficit of $5,474,615 and further losses are anticipated in the development of the business, raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary capital and financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue as a going concern.

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
$350,000

Results of Operations

	For the Three Months Ended
	September 30,
	2011	2010

REVENUE	$-	$-

OPERATING EXPENSES:
General & Administrative	54,268	61,017
Impairment of Unproved Interest	-	-
Loss on Sales of Unproved Interests, net	-	-
OPERATING LOSS	(54,268)	(61,017)
Interest Expense, net	-	(15,638)
LOSS BEFORE INCOME TAXES	(54,268)	(76,655)

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

General and Administrative Expenses

The decrease in general and administrative expenses for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, was primarily attributable to reduced professional fees and travel related costs.

Interest Expense

The decrease in interest expense for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, was due to our paying off the remaining balance of our interest bearing debt during December 2010.

Liquidity and Financial Condition

At September 30, 2011, we had a working capital deficit of $1,261,774, consisting primarily of $1,190,000 of advances. We had cash on hand of $200,694 on September 30, 2011.

We have raised net proceeds of $7,215,500 in various advances and debt and equity financings since our inception (July 27, 2004), and have used the majority of the net proceeds to acquire our prospect blocks in Colombia, as well as for general and administrative expenses and working capital purposes.

Net cash used in operating activities for the three months ended September 30, 2011, totaled $102,543 and consisted primarily of the net loss of $54,268 and the repayment of outstanding trade payables. Net cash used in operating activities for the three months ended September 30, 2010, totaled $79,274 and consisted primarily of the net loss of $76,655.

We had no cash flow from investing activities during the three months ended September 30, 2011. Net cash provided by investing activities for the three months ended September 30, 2010, totaled $78,833 and consisted primarily of $49,950 of proceeds collected from the sale of our interest in the North Semitropic prospect that closed in February 2010.

We had no cash flows from financing activities during either the three months ended September 30, 2011 or 2010.

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

Revenue Recognition

Oil and natural gas revenues related to proved oil and gas properties are recorded using the sales method whereby we recognize oil and natural gas revenue based on the amount of oil and gas sold to purchasers when title passes, the amount is determinable and collection is reasonably assured. Actual sales of gas are based on sales, net of the associated volume charges for processing fees and for costs associated with delivery, transportation, marketing, and royalties in accordance with industry standards. Operating costs and taxes are recognized in the same period for which revenue is earned. We did not recognize any revenue related to proved oil and gas properties during either of the three month periods ended September 30, 2011 or 2010.

Oil and natural gas revenues and lease operating expenses related to unproved oil and gas properties that are being evaluated for commercial viability are offset against the full cost pool until proved reserves are established, or determination is made that the unproved properties are impaired.

Basic and Diluted Earnings (Loss) per Share

We compute earnings (loss) per share in accordance with ASC Topic 260, “Earnings per Share”. ASC Topic 260 requires presentation of both basic and diluted earnings (loss) per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing earnings (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. During the three months ended September 30, 2011, we had no dilutive securities outstanding.

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

Comprehensive Income

ASC Topic 220, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income resulting from the translation of our subsidiary financial statements for the three month periods ended September 30, 2011 and 2010, are recorded as accumulated other comprehensive income.

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

As of September 30, 2011, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended September 30, 2011, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We have not generated any revenues since our incorporation and we will continue to incur operating expenses without revenues until we are in commercial deployment. To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred net losses from inception (July 27, 2004) to September 30, 2011 of $5,474,615. Our net cash used in operations for the three months ended September 30, 2011, was $102,543. As of September 30, 2011, we had a working capital deficit of $1,261,774. We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that drilling and completion costs increase beyond our expectations; or we encounter greater costs associated with general and administrative expenses or offering costs. The occurrence of any of the aforementioned events could adversely affect our ability to meet our business plans. We cannot provide assurances that we will be able to successfully execute our business plan. These circumstances raise substantial doubt about our ability to continue as a going concern. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

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

Number	Description

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

10.16	Promissory Note dated September 22, 2009 (incorporated by reference to our current report, on Form 8-K filed on September 24, 2009)

Number	Description

10.17	Letter Agreement dated October 27, 2010, by and between West Canyon Energy Corp. and Petrodorado Energy Ltd. (incorporated by reference to our current report, on Form 8-K filed on December 1, 2010)

(14)	Code of Ethics

14.1	Code of Ethics (incorporated by reference to our annual report on Form 10-KSB filed on September 28, 2007)

(21)	Subsidiaries of the Small Business Issuer

21.1	West Canyon Energy Corp. Sucursal Columbia, a Colombian corporation

(31)	Section 302 Certifications

31.1*	CEO and CFO Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

(32)	Section 906 Certification

32.1*	CEO and CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive data files pursuant to Rule 405 of Regulation S-T

*filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEST CANYON ENERGY CORP.
(Registrant)
Dated: November 14, 2011	/s/ Shane Reeves
Shane Reeves
President and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)