Form 10-Q
period 2011-12-31
WEST CANYON ENERGY CORP.
filed 2012-02-13
CIK 1343601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

21,706,667 common shares issued and outstanding as of February 13, 2012.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited consolidated interim financial statements for the three and six month periods ended December 31, 2011 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	December 31, 2011	June 30, 2011
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$76,900	$303,237
Prepaid Expenses and Other Current Assets	30,000	42,782
Total Current Assets	106,900	346,019
Unproved Interest	2,230,634	2,230,634
Total Assets	$2,337,534	$2,576,653

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts Payable - Trade	$12,495	$20,419
Accrued Liabilities	204,434	295,856
Advances	1,190,000	1,190,000
Other Liabilities	53,050	47,250
Total Current Liabilities	1,459,979	1,553,525

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common Stock:
Authorized: 150,000,000 shares, par value $0.001 Issued and outstanding: 21,706,667 at December 31, 2011 and June 30, 2011, respectively	21,707	21,707
Additional Paid-In Capital	6,426,469	6,426,469
Deficit Accumulated During the Exploration Stage	(5,565,920)	(5,420,347)
Accumulated Other Comprehensive Loss	(4,701)	(4,701)
Total Stockholders' Equity	877,555	1,023,128
Total Liabilities and Stockholders' Equity	$2,337,534	$2,576,653

The accompanying notes are an integral part of these consolidated unaudited financial statements.

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Stated in U.S. Dollars)

					Cumulative
					Period
	For the Three Months Ended		For the Six Months Ended		from Inception,
	December 31,		December 31,		July 27, 2004, to
	2011	2010	2011	2010	December 31, 2011

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES:
General & Administrative	91,305	118,137	145,573	179,154	2,962,691
Impairment of Unproved Interest	-	-	-	-	3,443,850
Loss on Sales of Unproved Interests, net	-	-	-	-	153,130
	91,305	118,137	145,573	179,154	6,559,671
OPERATING LOSS	(91,305)	(118,137)	(145,573)	(179,154)	(6,559,671)
Interest Expense, net	-	(21,373)	-	(37,011)	(377,005)
Gain on Forgiveness of Debt	-	62,396	-	62,396	968,646
Other Income and (Expense), net	-	(170)	-	(170)	402,110
Loss Before Income Taxes	(91,305)	(77,284)	(145,573)	(153,939)	(5,565,920)
Income Taxes	-	-	-	-	-
Net Loss	(91,305)	(77,284)	(145,573)	(153,939)	(5,565,920)
Foreign Currency Translation	-	4,250	-	1,207	(4,701)
Comprehensive Loss	$(91,305)	$(73,034)	$(145,573)	$(152,732)	$(5,570,621)

Basic and Diluted Loss per Share	$-	$-	$(0.01)	$(0.01)

Number of Common Shares Used in Basic and Diluted Loss per Share	21,706,667	21,206,667	21,706,667	21,206,667

The accompanying notes are an integral part of these consolidated unaudited financial statements.

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Stated in U.S. Dollars)

			Cumulative
			Period
	For the Six Months		from Inception,
	Ended December 31,		July 27, 2004, to
	2011	2010	December 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(145,573)	$(153,939)	$(5,565,920)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities:
Depreciation	-	487	4,561
Amortization of Deferred Financing Costs	-	-	66,500
Impairment of Unproved Interest	-	-	3,443,850
Loss on Sales of Unproved Interest, net	-	-	153,130
Gain on Forgiveness of Debt	-	(62,396)	(968,646)
Non-Cash Payment of Compensation	-	-	510,500
Advances to Operators, Receivables and Prepaids	12,782	(71,175)	(145,297)
Accounts Payable and Accrued Liabilities	(93,546)	(175,840)	105,642
Other Liabilities	-	-	55,202
Net Cash Used in Operating Activities	(226,337)	(462,863)	(2,340,478)
CASH FLOWS FROM INVESTING ACTIVITIES:
Unproved Interests	-	28,528	(3,448,099)
Disposition of Unproved Interests	-	1,484,922	2,344,822
Acquisition, Net of Cash Acquired	-	-	401,056
Loans to Affiliated Company	-	-	(2,750,000)
Net Cash Provided by (Used in) Investing Activities	-	1,513,450	(3,452,221)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Common Stock	-	-	3,900,500
Advances from Shareholder	-	-	200,000
Shareholder Loan	-	-	25,000
Repayments of Advances from Shareholder	-	-	(199,700)
Proceeds from Convertible Debt	-	-	1,900,000
Deferred Financing Costs	-	-	(91,500)
Proceeds from Advances	-	-	1,190,000
Repayment of Note Payable	-	(600,000)	(1,050,000)
Net Cash Provided by (Used in) Financing Activities	-	(600,000)	5,874,300
Effect of Exchange Rate on Cash	-	1,207	(4,701)
Increase (Decrease) In Cash During The Period	(226,337)	451,794	76,900
Cash, Beginning Of Period	303,237	24,422	-
Cash, End Of Period	$76,900	$476,216	$76,900
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid for Interest	$-	$-	$-
Cash Paid for Taxes	$-	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shareholder Loans Contributed to Capital	$-	$-	$25,300
Acquisition of PetroSouth Energy Corp BVI: Issuance of 5,653,333 Shares of Common Stock	$-	$-	$2,011,876
Forgiveness of Demand Loans Receivable from Affiliated Company	$-	$-	$2,750,000

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis. The Company has incurred losses since inception (July 27, 2004) resulting in an accumulated deficit of $5,565,920 and further losses are anticipated in the development of the business, raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary capital and financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

Principles of Consolidation

The consolidated financial statements for the three and six months ended December 31, 2010, presented herein for comparative purposes, included the accounts of the Company’s wholly owned subsidiary, PetroSouth Energy Corp. BVI, and Petrosouth Energy Corporation Sucursal Colombia, a wholly owned branch of PetroSouth Energy Corp. BVI. Effective December 1, 2010, the Company sold PetroSouth Energy Corp. BVI and Petrosouth Energy Corporation Sucursal Colombia.

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

The Company’s oil and gas properties totaling $2,230,634 consists solely of unevaluated properties excluded from the costs being amortized. These costs represent investments in unproved properties and major development projects in which the Company owns a direct interest. The Company excludes these costs until proved reserves are found, until it is determined that the costs are impaired, or major development projects are placed in service. All costs excluded are reviewed at least quarterly to determine if impairment has occurred. The Company adds the amount of impairment assessed to the cost to be amortized subject to the ceiling test. The Company understands that the operatorship of the Company’s sole asset comprising its oil and gas properties may have subsequently changed, although it has not been advised of such under the terms of the operating agreement. The Company believes that the current operator may be T.C. Oil, but again, it has not been officially advised of such. The current operator, UTO, has been unresponsive in terms of providing the Company with an updated status of the block, drilling programs, production levels and the Company’s production share. The Exploration and Production Contract associated with the block was originally signed on November 8, 2004, providing for a six year exploration period and a 28 year production period. Due to the unresponsiveness of the operator, the Company is uncertain as to the current status of the permit, however the Company believes the Exploration and Production Contract remains in good standing. The Company is attempting to establish communications with UTO or determine if the operatorship has changed to T.C. Oil and establish communications with them to confirm the status of the permit and continue exerting the Company’s right to the lease. The Company has engaged legal counsel to assist in resolving these issues; however the ultimate outcome is unknown.

The Company recognizes liabilities for retirement obligations associated with tangible long-lived assets, such as producing well sites, when there is a legal obligation associated with retirement of such assets and the amount can be reasonably estimated.

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Revenue Recognition

Oil and natural gas revenues related to proved oil and gas properties are recorded using the sales method whereby the Company recognizes oil and natural gas revenue based on the amount of oil and gas sold to purchasers when title passes, the amount is determinable and collection is reasonably assured. Actual sales of gas are based on sales, net of the associated volume charges for processing fees and for costs associated with delivery, transportation, marketing, and royalties in accordance with industry standards. Operating costs and taxes are recognized in the same period for which revenue is earned. The Company did not recognize any revenue related to proved oil and gas properties during the three or six months ended December 31, 2011 or 2010.

Oil and natural gas revenues and lease operating expenses related to unproved oil and gas properties that are being evaluated for commercial viability are offset against the full cost pool until proved reserves are established, or determination is made that the unproved properties are impaired.

Basic and Diluted Earnings (Loss) per Share

The Company computes earnings (loss) per share in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, “Earnings per Share”. ASC Topic 260 requires presentation of both basic and diluted earnings (loss) per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing earnings (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. During the three and six months ended December 31, 2011 and 2010, the Company had no dilutive securities outstanding.

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

Comprehensive Income

ASC Topic 220, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income resulting from the translation of the Company’s subsidiary financial statements for the three and six months ended December 31, 2011 and 2010, are recorded as accumulated other comprehensive income.

3. SUBSEQUENT EVENT

Effective January 1, 2012, the Company entered an amending agreement with Summit Consulting Limited to retain the services of Mr. Share Reeves as President and Director of the Company (“Third Amendment”). The Third Amendment provides for a monthly management fee of $10,000 and the issuance of 500,000 shares of common stock upon entering into the agreement and 500,000 shares of common stock on each annual renewal of the agreement. The Third Amendment expires on January 1, 2014.

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

Our Current Business

Our asset base and property development activity currently consists of a 16% participation stake in the Buenavista Exploration and Production Contract northeast of Bogotá, Colombia, which we acquired through an Assignment Agreement dated August 30, 2007. The Buenavista Exploration and Production Contract was effective November 8, 2004 and has a surrender date of November 8, 2032. To the best of our knowledge, the operator and majority partner is UTO with an 84% participation stake. The 25,000 acre contiguous parcel of land contains the Bolivar field, the Bolivar prospect and three leads. Included in the field is the La Luna formation, covering an area of 700 acres.

We understand that the operatorship may have subsequently changed, although we have not been advised of such under the terms of the operating agreement. We believe that the current operator may be T.C. Oil, but again, we have not been officially advised of such. The current operator, UTO, has been unresponsive in terms of providing us with updated status of the block, drilling programs, production levels and our production share. The Exploration and Production Contract associated with the block was originally signed on November 8, 2004, providing for a six year exploration period and a 28 year production period. Due to the unresponsiveness of the operator, we are uncertain as to the current status of the permit, however we believe the Exploration and Production Contract remains in good standing. The Company is attempting to establish communications with UTO or determine if the operatorship has changed to T.C. Oil and establish communications with them to confirm the status of the permit and continue exerting the Company’s right to the lease. The Company has engaged legal counsel to assist in resolving these issues; however the ultimate outcome is unknown.

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

As of December 31, 2011, the Company had not yet determined the commerciality of the Buenavista Block.

Going Concern

The consolidated financial statements included herein have been prepared on a going concern basis. We have incurred losses since inception (July 27, 2004) resulting in an accumulated deficit of $5,565,920 and further losses are anticipated in the development of the business, raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary capital and financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue as a going concern.

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

Over the next 12 months we anticipate that we will incur the following cash requirements:

Professional Fees	$180,000
Salaries	120,000
Other General & Administrative	50,000
$350,000

Results of Operations

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES:
General & Administrative	91,305	118,137	145,573	179,154
OPERATING LOSS	(91,305)	(118,137)	(145,573)	(179,154)
Interest Expense, net	-	(21,373)	-	(37,011)
Gain on Forgiveness of Debt	-	62,396	-	62,396
Other Income and (Expense), net	-	(170)	-	(170)
LOSS BEFORE INCOME TAXES	(91,305)	(77,284)	(145,573)	(153,939)

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

General and Administrative Expenses

The decrease in general and administrative expenses for the three and six months ended December 31, 2011, as compared to the three and six months ended December 31, 2010, was primarily attributable to reduced professional fees and travel related costs.

Interest Expense

The decrease in interest expense for the three and six months ended December 31, 2011, as compared to the three and six months ended December 31, 2010, was due to our paying off the remaining balance of our interest bearing debt during December 2010.

Gain on Forgiveness of Debt

During the three months ended December 31, 2010, we recorded a gain of $62,396 on the forgiveness of interest accrued on our company’s outstanding promissory notes when that debt was repaid.

Liquidity and Financial Condition

At December 31, 2011, we had a working capital deficit of $1,353,079, consisting primarily of $1,190,000 of advances. We had cash on hand of $76,900 on December 31, 2011.

We have raised net proceeds of $7,215,500 in various advances and debt and equity financings since our inception (July 27, 2004), and have used the majority of the net proceeds to acquire our prospect blocks in Colombia, as well as for general and administrative expenses and working capital purposes.

Net cash used in operating activities for the six months ended December 31, 2011, totaled $226,337 and consisted primarily of our net loss of $145,573 and net reductions in our accounts payable. Net cash used in operating activities for the six months ended December 31, 2010, totaled $462,863 and consisted primarily of the net loss of $153,939 and the repayment of outstanding trade payables upon the sale of our wholly-owned subsidiary PetroSouth Energy Corp. BVI.

We had no cash provided by or used in investing activities during the six months ended December 31, 2011. Net cash provided by investing activities for the six months ended December 31, 2010, totaled $1,513,450 and consisted primarily of $1,410,000 and $74,922 of net proceeds collected from the sale of our interests in PetroSouth Energy Corp. BVI and our North Semitropic prospect that closed in February 2010.

We had no cash provided by or used in financing activities during the six months ended December 31, 2011. Net cash used in financing activities for the six months ended December 31, 2010, totaled $600,000 and consisted of the final payment on the September 2009 promissory note upon the sale of PetroSouth Energy Corp. BVI.

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

Our oil and gas properties totaling $2,230,634 consists solely of unevaluated properties excluded from the costs being amortized. These costs represent investments in unproved properties and major development projects in which we own a direct interest. We exclude these costs until proved reserves are found, until it is determined that the costs are impaired, or major development projects are placed in service. All costs excluded are reviewed at least quarterly to determine if impairment has occurred. We add the amount of impairment assessed to the cost to be amortized subject to the ceiling test. We understand that the operatorship of the sole asset comprising our oil and gas properties may have subsequently changed, although we have not been advised of such under the terms of the operating agreement. We believe that the current operator may be T.C. Oil, but again, we have not been officially advised of such. The current operator, UTO, has been unresponsive in terms of providing us with an updated status of the block, drilling programs, production levels and our production share. The Exploration and Production Contract associated with the block was originally signed on November 8, 2004, providing for a six year exploration period and a 28 year production period. Due to the unresponsiveness of the operator, we are uncertain as to the current status of the permit, however we believe the Exploration and Production Contract remains in good standing. The Company is attempting to establish communications with UTO or determine if the operatorship has changed to T.C. Oil and establish communications with them to confirm the status of the permit and continue exerting the Company’s right to the lease. The Company has engaged legal counsel to assist in resolving these issues; however the ultimate outcome is unknown.

We recognize liabilities for retirement obligations associated with tangible long-lived assets, such as producing well sites, when there is a legal obligation associated with retirement of such assets and the amount can be reasonably estimated.

Revenue Recognition

Oil and natural gas revenues related to proved oil and gas properties are recorded using the sales method whereby we recognize oil and natural gas revenue based on the amount of oil and gas sold to purchasers when title passes, the amount is determinable and collection is reasonably assured. Actual sales of gas are based on sales, net of the associated volume charges for processing fees and for costs associated with delivery, transportation, marketing, and royalties in accordance with industry standards. Operating costs and taxes are recognized in the same period for which revenue is earned. We did not recognize any revenue related to proved oil and gas properties during either of the three or six month periods ended December 31, 2011 or 2010.

Oil and natural gas revenues and lease operating expenses related to unproved oil and gas properties that are being evaluated for commercial viability are offset against the full cost pool until proved reserves are established, or determination is made that the unproved properties are impaired.

Basic and Diluted Earnings (Loss) per Share

We compute earnings (loss) per share in accordance with ASC Topic 260, “Earnings per Share”. ASC Topic 260 requires presentation of both basic and diluted earnings (loss) per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing earnings (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. During the three and six months ended December 31, 2011 and 2010, we had no dilutive securities outstanding.

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

Comprehensive Income

ASC Topic 220, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income resulting from the translation of our subsidiary financial statements for the three and six month periods ended December 31, 2011 and 2010, are recorded as accumulated other comprehensive income.

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

As of December 31, 2011, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended December 31, 2011, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We have not generated any revenues since our incorporation and we will continue to incur operating expenses without revenues until we are in commercial deployment. To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred net losses from inception (July 27, 2004) to December 31, 2011 of $5,565,920. Our net cash used in operations for the six months ended December 31, 2011, was $226,337. As of December 31, 2011, we had a working capital deficit of $1,353,079. We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that drilling and completion costs increase beyond our expectations; or we encounter greater costs associated with general and administrative expenses or offering costs. The occurrence of any of the aforementioned events could adversely affect our ability to meet our business plans. We cannot provide assurances that we will be able to successfully execute our business plan. These circumstances raise substantial doubt about our ability to continue as a going concern. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

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

We understand that the operatorship of the sole asset comprising our oil and gas properties may have subsequently changed, although we have not been advised of such under the terms of the operating agreement. We believe that the current operator may be T.C. Oil, but again, we have not been officially advised of such. The current operator, UTO, has been unresponsive in terms of providing us with an updated status of the block, drilling programs, production levels and our production share. The Exploration and Production Contract associated with the block was originally signed on November 8, 2004, providing for a six year exploration period and a 28 year production period. Due to the unresponsiveness of the operator, we are uncertain as to the current status of the permit, however we believe the Exploration and Production Contract remains in good standing.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description
Number

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated by reference to our registration statement on form SB-2 filed on January 6, 2006)

3.2	By-laws (incorporated by reference to our registration statement on form SB-2 filed on January 6, 2006)

3.3	Articles of Merger (incorporated by reference to our current report on Form 8-k filed on May 1, 2007)

3.4	Certificate of Change (incorporated by reference to our current report on Form 8-k filed on May 1, 2007)

3.5	Articles of Merger filed with the Nevada Secretary of State on March 27, 2008, effective April 11, 2008 (incorporated by reference to our current report on Form 8-k filed on April 11, 2008)

(10)	Material Contracts

10.1	Share Exchange Agreement among all shareholders of PetroSouth Energy Corp. BVI and our Company dated September 30, 2007 (incorporated by reference to our current report, on Form 8-K filed on October 3, 2007)

10.2	Commercial Agreement for the Talora Block between Petroleum Equipment International (PEI), David Craven, and dated October 24, 2006 for 20% participation stake in the Tolara Block near Bogotá, Colombia (incorporated by reference to our current report, on Form 8-K filed on October 3, 2007)

Exhibit	Description
Number

10.3	Buenavista Assignment Agreement between UTI, PetroSouth Energy Corp., BVI, Petroleum Equipment International Ltda. dated August 30, 2007 for participation stake in the Buenavista Block near Bogotá, Colombia (incorporated by reference to our current report, on Form 8-K filed on October 3, 2007)

10.4	Carbonera Exploration and Exploitation Contract (incorporated by reference to our current report, on Form 8-K filed on October 29, 2007)

10.5	Convertible Promissory Note dated January 17, 2008 (incorporated by reference to our current report, on Form 8-K filed on February 1, 2008)

10.6	Farmout Agreement “North Semitropic Prospect” dated February 1, 2008 (incorporated by reference to our current report, on Form 8-K filed on February 12, 2008)

10.7	March 25, 2008 letter of intent with Slope County Oil Company (incorporated by reference to our current report, on Form 8-K filed on April 3, 2008)

10.8	Convertible Promissory Note dated March 10, 2008 (incorporated by reference to our current report, on Form 8-K filed on April 3, 2008)

10.9	Convertible Promissory Note dated February 5, 2008 and entered into on April 30, 2008 (incorporated by reference to our current report, on Form 8-K filed on May 1, 2008)

10.10	Convertible Promissory Note dated June 2, 2008 (incorporated by reference to our current report, on Form 8-K filed on June 9, 2008)

10.11	Assignment of Farmout Interest dated June 16, 2008 (incorporated by reference to our current report, on Form 8-K filed on June 26, 2008)

10.12	Consulting agreement between our company and Summit Consulting Limited dated effective the 2nd day of July 2008 (incorporated by reference to our current report, on Form 8-K filed on July 29, 2008)

10.13	Executive Employment Agreement with Felipe Pimienta Barrios (incorporated by reference to our current report, on Form 8-K filed on January 30, 2009)

10.14	Amending Agreement with Summit Consulting Limited (incorporated by reference to our current report, on Form 8-K filed on January 30, 2009)

10.15	Agreement between Petrosouth Energy Corporation Sucursal Colombia and Delavaco Energy Colombia Inc. Sucursal Colombia (incorporated by reference to our current report, on Form 8-K filed on September 24, 2009)

10.16	Promissory Note dated September 22, 2009 (incorporated by reference to our current report, on Form 8-K filed on September 24, 2009)

Exhibit	Description
Number

10.17	Letter Agreement dated October 27, 2010, by and between West Canyon Energy Corp. and Petrodorado Energy Ltd. (incorporated by reference to our current report, on Form 8-K filed on December 1, 2010)

(14)	Code of Ethics

14.1	Code of Ethics (incorporated by reference to our annual report on Form 10-KSB filed on September 28, 2007)

(21)	Subsidiaries of the Small Business Issuer

21.1	West Canyon Energy Corp. Sucursal Columbia, a Colombian corporation

(31)	Section 302 Certifications

31.1*	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

(32)	Section 906 Certification

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

101**	Interactive Data Files pursuant to Rule 405 of Regulation S-T

101. INS	101.INS	XBRL Instance Document
101. SCH	101.SCH	XBRLTaxonomy Extension Schema Document
101. CAL	101.CAL	XBRLTaxonomy Extension Calculation Linkbase Document
101. DEF	101.DEF	XBRLTaxonomy Extension Definition Linkbase Document
101. LAB	101.LAB	XBRLTaxonomy Extension Label Linkbase Document
101. PRE	101.PRE	XBRLTaxonomy Extension Presentation Linkbase Document

*	Filed herewith
**

Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEST CANYON ENERGY CORP.
(Registrant)

Dated: February 13, 2012	/s/ Shane Reeves
Shane Reeves
Chairman, President, Chief Financial Officer,
Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)