Form 10-K
period 2012-06-30
WEST CANYON ENERGY CORP.
filed 2012-10-01
CIK 1343601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

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
Yes [   ]     No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on December 31, 2011, the last trading day of the Company’s most recently completed second fiscal quarter was $326,773, based on a $0.022 closing price for the Common Stock on December 31, 2011. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
22,206,667 common shares as of September 28, 2012

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

          As used in this current report and unless otherwise indicated, the terms "we", "us", "our" and "West Canyon" mean West Canyon Energy Corp. and our wholly-owned subsidiary, West Canyon Energy Corp. Sucursal Columbia.

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

          We understand that the operatorship may have subsequently changed, although we have not been advised of such under the terms of the operating agreement. We believe that the current operator may be T.C. Oil, but again, we have not been officially advised of such. The current operator, UTO, has been unresponsive in terms of providing us with updated status of the block, drilling programs, production levels and our production share. The Exploration and Production Contract associated with the block was originally signed on November 8, 2004, providing for a six year exploration period and a 28 year production period. Due to the unresponsiveness of the operator, we are uncertain as to the current status of the permit, and given our limited recourse to pursue legal remedies in Colombia, we have chosen to fully impair the carrying value of this asset as of June 30, 2012, recording an impairment charge of $2,230,634.

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

          As of June 30, 2012, we had not yet determined the commerciality of the Buenavista Block.

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

          We have not generated any revenues since our incorporation and we will continue to incur operating expenses without revenues until we are in commercial deployment. To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred net losses from inception to June 30, 2012 of $7,953,549. Our net cash used in operations for the year ended June 30, 2012, was $273,201. As of June 30, 2012, we had a working capital deficit of $1,499,074. We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that drilling and completion costs increase beyond our expectations; or we encounter greater costs associated with general and administrative expenses or offering costs. The occurrence of any of the aforementioned events could adversely affect our ability to meet our business plans. We cannot provide assurances that we will be able to successfully execute our business plan. These circumstances raise substantial doubt about our ability to continue as a going concern. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

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

Item 4.      Mine Safety Disclosures

          None

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

          Our shares of common stock are quoted for trading on the OTC Bulletin Board under the symbol WCYN. Our transfer agent is Island Stock Transfer Inc., 100 Second Avenue South, Suite 104N, St. Petersburg, Florida 33701. We began trading on July 23, 2007. On September 25, 2012, the closing bid price for our common stock was $0.017.

          The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board
Quarter Ended	High	Low
June 30, 2012	$0.07	$0.01
March 31, 2012	$0.06	$0.01
December 31, 2011	$0.03	$0.01
September 30, 2011	$0.10	$0.03
June 30, 2011	$0.22	$0.03
March 31, 2011	$0.046	$0.01
December 31, 2010	$0.02	$0.001
September 30, 2010	$0.03	$0.002

          On September 27, 2012, the shareholders' list of our common shares showed 46 registered shareholders and 22,206,667 shares outstanding.

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

          Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

          We did not sell any equity securities which were not registered under the Securities Act during the year ended June 30, 2012, that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended June 30, 2012.

          Purchase of Equity Securities by the Issuer and Affiliated Purchasers

          We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended June 30, 2012.

Item 6.      Selected Financial Data

          As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to; those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 7 of this annual report.

          Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

          Going Concern

          These consolidated financial statements have been prepared on a going concern basis. We have incurred losses since inception (July 27, 2004) resulting in an accumulated deficit of $7,953,549 and further losses are anticipated in the development of the business, raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary capital and financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue as a going concern.

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
$350,000

          Results of Operations

	For the Year Ended
	June 30,
	2012	2011

REVENUE	$-	$-

OPERATING EXPENSES:
General & Administrative	302,568	361,528
Impairment of Unproved Interest	2,230,634	247,820
Loss on Sales of Unproved Interest, Net	-	153,130
OPERATING LOSS	(2,533,202)	(762,478)
Interest Expense, net	-	(37,382)
Gain on Forgiveness of Debt	-	62,396
Other Income and (Expense), net	-	(170)
LOSS BEFORE INCOME TAXES	$(2,533,202)	$(737,634)

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

          General and Administrative Expenses

          The decrease in General and Administrative expenses for the year ended June 30, 2012, as compared to the year ended June 30, 2011 can be primarily attributed to decreases in finder’s fee and professional and other technical fees incurred. The decrease in these expenses is the result of the controlling of costs due to the economic downturn and our reoccurring negative cash flows.

          Impairment of Unproved Interest

          We have a 16% participation stake in the Buenavista Exploration and Production Contract northeast of Bogotá, Colombia, which we acquired through an Assignment Agreement dated August 30, 2007. The Buenavista Exploration and Production Contract was effective November 8, 2004 and has a surrender date of November 8, 2032. To the best of our knowledge, the operator and majority partner is UTO with an 84% participation stake. We understand that the operatorship may have subsequently changed, although we have not been advised of such under the terms of the operating agreement. We believe that the current operator may be T.C. Oil, but again, we have not been officially advised of such. The current operator, UTO, has been unresponsive in terms of providing us with updated status of the block, drilling programs, production levels and our production share. The Exploration and Production Contract associated with the block was originally signed on November 8, 2004, providing for a six year exploration period and a 28 year production period. Due to the unresponsiveness of the operator, we are uncertain as to the current status of the permit, and given our limited recourse to pursue legal remedies in Colombia, we have chosen to fully impair the carrying value of this asset as of June 30, 2012, recording an impairment charge of $2,230,634.

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

          Interest Expense and Gain on Forgiveness of Debt

          The decrease in interest expense for the year ended June 30, 2012, as compared to the year ended June 30, 2011, was due to our paying off the remaining balance of our interest bearing debt during December 2010. During the year ended June 30, 2011, we recorded a gain of $62,396 on the forgiveness of interest accrued on the notes when that debt was repaid.

          Liquidity and Financial Condition

          At June 30, 2012, we had cash on hand of $30,036 and a working capital deficit of $1,499,074. We have raised net proceeds of $7,215,500 in various advances and debt and equity financings since our inception (July 27, 2004), and have used the majority of the net proceeds to acquire our prospect blocks in Colombia, as well as for general and administrative expenses and working capital purposes.

          Net cash used in operating activities for the year ended June 30, 2012, totaled $273,201 and consisted primarily of our net loss, excluding our non-cash impairment charge, of $302,568. Net cash used in operating activities for the year ended June 30, 2011, totaled $607,312 and consisted primarily of our net loss of $336,684, excluding our non-cash impairment and net loss on sales of unproved interests charges.

           We had no cash provided by or used in investing activities during the year ended June 30, 2012. Net cash provided by investing activities for the year ended June 30, 2011, totaled $1,484,922 and consisted primarily of the net proceeds received from the sale of our wholly-owned subsidiary PetroSouth Energy Corp. BVI, including our interest in the Talora Exploration.

          We had no cash provided by or used in financing activities during the year ended June 30, 2012. Net cash used in financing activities for the year ended June 30, 2011, totaled $600,000 and consisted of the required final repayment of the September 2009 promissory note upon the sale of our interest in the Talora Block.

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

          We did not have a ceiling test impairment during the year ended June 30, 2012. However, during the year ended June 30, 2012, due to the unresponsiveness of the operator of our Buenavista permit in Colombia and given our limited recourse to pursue legal remedies in Colombia, we fully impaired the carrying value of this asset as of June 30, 2012, recording an impairment charge of $2,230,634. During the year ended June 30, 2011, as a result of the expiration of our leases underlying our Spring Creek Red River Prospect, we fully impaired this prospect recognizing a total impairment charge of $247,820.

          Revenue Recognition

          Oil and natural gas revenues related to proved oil and gas properties are recorded using the sales method whereby we recognize oil and natural gas revenue based on the amount of oil and gas sold to purchasers when title passes, the amount is determinable and collection is reasonably assured. Actual sales of gas are based on sales, net of the associated volume charges for processing fees and for costs associated with delivery, transportation, marketing, and royalties in accordance with industry standards. Operating costs and taxes are recognized in the same period for which revenue is earned. We did not recognize any revenue related to proved oil and gas properties during the years ended June 30, 2012 or 2011.

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

          During part of 2011, there were 6,206,667 warrants outstanding, respectively that were not included in the computation of diluted earnings (loss) per share because the effect would have been anti-dilutive. As of June 30, 2012 and 2011, we had no warrants outstanding.

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

          Comprehensive Income

          ASC Topic 220, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income resulting from the translation of our subsidiary financial statements for the years ended June 30, 2012 and 2011, are recorded as accumulated other comprehensive income.

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
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of West Canyon Energy Corp. and Subsidiary (An Exploration Stage Company) (the Company) as of June 30, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended, and for the period from inception (July 27, 2004) to June 30, 2012. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of West Canyon Energy Corp. and Subsidiary (an Exploration Stage Company) at June 30, 2012 and 2011, and the consolidated results of operations and cash flows for the years then ended, and for the period from inception (July 27, 2004) to June 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Weaver and Tidwell, L.L.P.

WEAVER AND TIDWELL, L.L.P.
Houston, Texas
September 28, 2012

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	June 30, 2012	June 30, 2011

ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$30,036	$303,237
Prepaid Expenses and Other Current Assets	-	42,782
Total Current Assets	30,036	346,019
Unproved Interest	-	2,230,634
Total Assets	$30,036	$2,576,653

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts Payable - Trade	$81,626	$20,419
Accrued Liabilities	204,434	295,856
Advances	1,190,000	1,190,000
Other Liabilities	53,050	47,250
Total Current Liabilities	1,529,110	1,553,525

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT):
Common Stock:
Authorized: 150,000,000 shares, par value $0.001 Issued and outstanding: 22,206,667 and 21,706,667 at June 30, 2012 and June 30, 2011, respectively	22,207	21,707
Additional Paid-In Capital	6,436,969	6,426,469
Deficit Accumulated During the Exploration Stage	(7,953,549)	(5,420,347)
Accumulated Other Comprehensive Loss	(4,701)	(4,701)
Total Stockholders' Equity (Deficit)	(1,499,074)	1,023,128
Total Liabilities and Stockholders' Equity (Deficit)	$30,036	$2,576,653

The accompanying notes are an integral part of these consolidated financial statements.

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

			Cumulative
			Period
	For the Year Ended		from Inception,
	June 30,		July 27, 2004, to
	2012	2011	June 30, 2012

REVENUE	$-	$-	$-

OPERATING EXPENSES:
General & Administrative	302,568	361,528	3,119,686
Impairment of Unproved Interest	2,230,634	247,820	5,674,484
Loss on Sales of Unproved Interests, net	-	153,130	153,130
	2,533,202	762,478	8,947,300
OPERATING LOSS	(2,533,202)	(762,478)	(8,947,300)
Interest Expense, net	-	(37,382)	(377,005)
Gain on Forgiveness of Debt	-	62,396	968,646
Other Income and (Expense), net	-	(170)	402,110
Loss Before Income Taxes	(2,533,202)	(737,634)	(7,953,549)
Income Taxes	-	-	-
Net Loss	(2,533,202)	(737,634)	(7,953,549)
Foreign Currency Translation	-	1,205	(4,701)
Comprehensive Loss	$(2,533,202)	$(736,429)	$(7,958,250)

Basic and Diluted Loss per Share	$(0.12)	$(0.03)

Number of Common Shares Used in Basic and Diluted Loss per Share	21,955,301	21,453,242

The accompanying notes are an integral part of these consolidated financial statements.

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

			Cumulative
			Period
	For the Year Ended		from Inception,
	June 30,		July 27, 2004, to
	2012	2011	June 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,533,202)	$(737,634)	$(7,953,549)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	-	487	4,561
Amortization of Deferred Financing Costs	-	-	66,500
Impairment of Unproved Interest	2,230,634	247,820	5,674,484
Loss on Sales of Unproved Interest, net	-	153,130	153,130
Gain on Forgiveness of Debt	-	(62,396)	(968,646)
Non-Cash Payment of Compensation	11,000	5,000	521,500
Advances to Operators, Receivables and Prepaids	42,782	(31,443)	(115,297)
Accounts Payable and Accrued Liabilities	(24,415)	(182,276)	174,773
Other Liabilities	-	-	55,202
Net Cash Used in Operating Activities	(273,201)	(607,312)	(2,387,342)

CASH FLOWS FROM INVESTING ACTIVITIES:
Unproved Interests	-	-	(3,448,099)
Disposition of Unproved Interests	-	1,484,922	2,344,822
Acquisition, Net of Cash Acquired	-	-	401,056
Loans to Affiliated Company	-	-	(2,750,000)
Net Cash Provided by (Used in) Investing Activities	-	1,484,922	(3,452,221)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Common Stock	-	-	3,900,500
Advances from Shareholder	-	-	200,000
Shareholder Loan	-	-	25,000
Repayments of Advances from Shareholder	-	-	(199,700)
Proceeds from Convertible Debt	-	-	1,900,000
Deferred Financing Costs	-	-	(91,500)
Proceeds from Advances	-	-	1,190,000
Repayment of Note Payable	-	(600,000)	(1,050,000)
Net Cash Provided by (Used in) Financing Activities	-	(600,000)	5,874,300
Effect of Exchange Rate on Cash	-	1,205	(4,701)
Increase (Decrease) In Cash During The Period	(273,201)	278,815	30,036
Cash, Beginning Of Period	303,237	24,422	-
Cash, End Of Period	$30,036	$303,237	$30,036

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid for Interest	$-	$-	$-
Cash Paid for Taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shareholder Loans Contributed to Capital	$-	$-	$25,300
Acquisition of PetroSouth Energy Corp BVI: Issuance of 5,653,333 Shares of Common Stock	$-	$-	$2,011,876
Forgiveness of Demand Loans Receivable from Affiliated Company	$-	$-	$2,750,000

The accompanying notes are an integral part of these consolidated financial statements.

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
PERIOD FROM JULY 27, 2004 (INCEPTION) TO JUNE 30, 2012
(Stated In U.S. Dollars)

				Deficit
				Accumulated	Accumulated
			Additional	During the	Other
	Common Stock		Paid-in	Exploration	Comprehensive
	Shares	Amount	Capital	Stage	Income (Loss)	Total

Balance July 27, 2004 (date of Inception)	-	$-	$-	$-	$-	$-
Issuance of Common Stock for cash at $.0005, January 2005	11,000,000	11,000	(5,500)	-	-	5,500
Issuance of Common Stock for cash at $.005, June 2005	2,400,000	2,400	9,600	-	-	12,000
Issuance of Common Stock for cash at $.10, September 2005	180,000	180	17,820	-	-	18,000
Net Loss	-	-	-	(37,796)	-	(37,796)
Balance, June 30, 2006	13,580,000	$13,580	$21,920	$(37,796)	$-	$(2,296)

Issuance of Common Stock for cash at $3.75, May 2007	53,333	53	199,947	-	-	200,000
Shareholder Loan Contributed to Capital May 2007	-	-	25,000	-	-	25,000
Issuance of Common Stock for cash at $3.75, June 2007	266,667	267	999,733	-	-	1,000,000
Net Loss	-	-	-	(110,974)	-	(110,974)
Balance, June 30, 2007	13,900,000	$13,900	$1,246,600	$(148,770)	$-	$1,111,730

Issuance of Common Stock for cash at $5.00, August 2007	300,000	300	1,499,700	-	-	1,500,000
Issuance of Common Stock for cash at $3.75, May 2007; closed September 2007	53,333	53	199,947	-	-	200,000
Issuance of Common Stock at $0.35 for all of the issued and oustanding common shares of PetroSouth Energy Corp. BVI, October 2, 2007	5,653,333	5,654	2,006,222	-	-	2,011,876
Issuance of Common Stock for cash at $5.00, October 11, 2007	100,000	100	482,400	-	-	482,500
Issuance of Common Stock for cash at $5.00, November 28, 2007	100,000	100	482,400	-	-	482,500
Issuance of Common Stock for services $1.05, June 23, 2008	300,000	300	314,700	-	-	315,000
Net Loss	-	-	-	(974,969)	-	(974,969)
Comprehensive Income	-	-	-	-	4,891	4,891
Balance, June 30, 2008	20,406,667	$20,407	$6,231,969	$(1,123,739)	$4,891	$5,133,528

Issuance of Common Stock for services $1.30, July 22, 2008	100,000	100	129,900	-	-	130,000
Issuance of Common Stock for services $0.20, January 29, 2009	100,000	100	19,900	-	-	20,000
Shareholder Loan Contributed to Capital June 2007	-	-	300	-	-	300
Net Loss	-	-	-	(3,915,792)	-	(3,915,792)
Comprehensive Loss	-	-	-	-	(9,788)	(9,788)
Balance, June 30, 2009	20,606,667	$20,607	$6,382,069	$(5,039,531)	$(4,897)	$1,358,248

Issuance of Common Stock for services $0.03, July 2, 2009	100,000	100	2,900	-	-	3,000
Issuance of Common Stock for services $0.075, January 1, 2010	500,000	500	37,000	-	-	37,500
Net Income	-	-	-	356,818	-	356,818
Comprehensive Loss	-	-	-	-	(1,009)	(1,009)
Balance, June 30, 2010	21,206,667	$21,207	$6,421,969	$(4,682,713)	$(5,906)	$1,754,557

Issuance of Common Stock for services $0.01, January 1, 2011	500,000	500	4,500	-	-	5,000
Net Loss	-	-	-	(737,634)	-	(737,634)
Comprehensive Income	-	-	-	-	1,205	1,205
Balance, June 30, 2011	21,706,667	21,707	6,426,469	(5,420,347)	(4,701)	1,023,128

Issuance of Common Stock for services $0.02, January 1, 2012	500,000	500	10,500	-	-	11,000
Net Loss	-	-	-	(2,533,202)	-	(2,533,202)
Balance, June 30, 2012	22,206,667	$22,207	$6,436,969	$(7,953,549)	$(4,701)	$(1,499,074)

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

          Going Concern

          These consolidated financial statements have been prepared on a going concern basis. We have incurred losses since inception (July 27, 2004) resulting in an accumulated deficit of $7,953,549 and further losses are anticipated in the development of the business, raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary capital and financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue as a going concern.

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Basis of Presentation and Consolidation

          The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) and include the accounts of the Company and its wholly-owned subsidiary, West Canyon Energy Corp. Sucursal Columbia, after elimination of intercompany balances and transactions.

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

          Revenue Recognition

          Oil and natural gas revenues related to proved oil and gas properties are recorded using the sales method whereby the Company recognizes oil and natural gas revenue based on the amount of oil and gas sold to purchasers when title passes, the amount is determinable and collection is reasonably assured. Actual sales of gas are based on sales, net of the associated volume charges for processing fees and for costs associated with delivery, transportation, marketing, and royalties in accordance with industry standards. Operating costs and taxes are recognized in the same period for which revenue is earned. The Company did not recognize any revenue related to proved oil and gas properties during the years ended June 30, 2012 or 2011.

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

          During part of 2011, there were 6,206,667 warrants outstanding, respectively that were not included in the computation of diluted earnings (loss) per share because the effect would have been anti-dilutive. As of June 30, 2012 and 2011, the Company had no warrants outstanding.

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

          New Pronouncements Issued But Not Yet Adopted

          All new accounting pronouncements previously issued have been adopted as of or prior to June 30, 2012.

3.      UNPROVED INTEREST

          Buenavista Block

          The Company owns a 16% participation stake in the Buenavista Block. This is an exploration project located northeast of Bogota, Colombia. In December 2007, the Company commenced drilling on the Bochica 1 development well. During the initial drilling of the Bochica1, the Company had to cease drilling until additional drilling rigs could be obtained. In early 2008, a workover was performed on the Bochica 1 well, but was not successful. In January 2009, the Company completed a seismic 3D shoot in the 70 kilometer area around the Bochica 1 well to determine if the Company had any further potential production zones. In May 2009, the Bochica 1 well was determined to be a dry hole and was subsequently plugged and abandoned. Under the full cost method of accounting, the costs associated with abandoned wells are to be transferred to the full cost pool and depleted over the useful life of proved reserves. Since the Company had no proven reserve value as of June 30, 2009, these costs were considered impaired. As a result, the Company recognized a $1,197,229 impairment charge related to the Buenavista Block for the year ended June 30, 2009. In May 2009, the Bolivar 2 well was drilled based on the information obtained from the 3D seismic information from the Bochica 1 well site. As of June 30, 2012, the Company had not yet determined the commerciality of the Buenavista Block.

          The Buenavista Exploration and Production Contract was effective November 8, 2004 and has a surrender date of November 8, 2032. To the best of the Company’s knowledge, the operator and majority partner is UTO with an 84% participation stake. The Company understands that the operatorship may have subsequently changed, although it has not been advised of such under the terms of the operating agreement. The Company believes that the current operator may be T.C. Oil, but again, it has not been officially advised of such. The current operator, UTO, has been unresponsive in terms of providing the Company with updated status of the block, drilling programs, production levels and the Company’s production share. The Exploration and Production Contract associated with the block was originally signed on November 8, 2004, providing for a six year exploration period and a 28 year production period. Due to the unresponsiveness of the operator, the Company is uncertain as to the current status of the permit, and given its limited recourse to pursue legal remedies in Colombia, the Company has chosen to fully impair the carrying value of this asset as of June 30, 2012, recording an impairment charge of $2,230,634.

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Talora Exploration Block

          At June 30, 2010, The Company owned a 20% participation interest in the Talora Exploration Block which lays Southwest of Bogota, Colombia. The Company commenced drilling of the Manatial development well in January of 2008. During the drilling of the Manatial, the Company encountered rig problems that caused damage to the well. During 2009 an unsuccessful re-entry workover was performed on the Manatial and the well was determined to be a dry hole. In June 2009 the Manatial was plugged and abandoned. During 2009, the Company commenced drilling on the Montemelo development well and it was subsequently plugged and abandoned in June of 2009. Since the Company had no proven reserve value as of June 30, 2009, these costs were considered impaired. As a result, the Company recognized a $1,998,801 impairment charge related to the Talora Exploration Block for the year ended June 30, 2009.

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

          Costs Excluded from Depletion

          Included in unproved oil and gas properties are the following costs related to Colombia and the United States unproved properties, valued at cost, that have been excluded from costs subject to depletion:

	As of June 30,
	2012	2011

Columbia
Acquistion	$-	$2,230,634
Exploration	-	-

United States
Acquisition	-	-
Exploration	-	-
	$-	$2,230,634

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

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.      COMMON STOCK

          During the period from July 27, 2004 (Inception) to June 30, 2012, the Company issued 103,033,333 share of Common Stock (20,606,667 on a split-adjusted basis) for total cash proceeds of $3,900,500, net of issuance costs.

7.      STOCK BASED COMPENSATION

          During the twelve months ended June 30, 2012and 2011, the Company’s President, in accordance with his employment contract, was granted 500,000 shares of the Company’s common stock as compensation for services provided to the Company. The common shares were fully vested at the date of grant and have all ordinary and normal rights of other shares of the Company’s common stock. The Company estimated the fair value of the common shares at date of grant to be $11,000 and $5,000, based on the closing share price of the Company’s common stock on the day prior to the grant date and recognized this amount in its consolidated financial statements, as of June 30, 2012 and 2011, respectively.

8.      INCOME TAXES

          The Company’s net loss before income taxes totaled $(2,533,202) and $(737,634) for the years ended June 30, 2012 and 2011, respectively. The total provision for income taxes, consist of the following:

For the Year Ended June 30,
	2012	2011

Current taxes:
Federal	$-	$-
State	-	-
Foreign	-	-
Deferred taxes
Federal	-	-
State	-	-
Foreign	-	-
Total	$-	$-

          A reconciliation of the provision for income taxes with amounts determined by applying the statutory U.S. Federal income tax rate to the Company’s loss before income taxes is as follows:

	For the Year Ended June 30,
	2012	2011

Computed Tax Benefit at U.S. Statutory Rate	$(861,289)	$(250,796)
Columbian Subsidiary Tax Rate Differential	-	3,918
Nondeductible Items	29	1,700
Change in Deferred Tax Asset on Sale of PetroSouth Energy Corp. BVI	690,549	-
Change in Valuation Allowance	225,114	317,119
Other	(54,403)	(71,941)

Total Benefit	$-	$-

WEST CANYON ENERGY CORP. AND SUBSIDIARY
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          The tax effect of temporary differences which give rise to significant portions of deferred tax assets or liabilities at June 30, 2012 and 2011 are as follows:

	As of June 30,
	2012	2011

Deferred Noncurrent Tax Asset:
Net Operating Loss Carryforwards	$930,504	$222,195
Amortizable Assets	1,082,206	1,565,401
Total Deferred Noncurrent Tax Asset	2,012,710	1,787,596
Valuation Allowance	(2,012,710)	(1,787,596)
	$-	$-

          Deferred tax assets have resulted primarily from the Company’s future deductible temporary differences. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion, or all, of the deferred tax asset may not be realized. The Company’s ability to realize the deferred tax assets depends upon the generation of sufficient future taxable income to allow the utilization of the deductible temporary differences and tax planning strategies. Management evaluates the reliability of the deferred tax assets and the need for a valuation allowance annually. At this time, based on current facts and circumstances, potential benefit of the deferred tax assets has not been recognized in the consolidated financial statements because the Company cannot be assured it is more likely than not it will utilize the deferred tax assets in future years. At June 30, 2012, the Company has a net operating loss carryforward of $239,955 that expires during various years ending December 31, 2032, and $690,549 that expires in 2016. The Company had no uncertain tax positions as of June 30, 2012. The Company’s tax returns remain subject to examination by tax authorities.

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

          On January 1, 2010, the Company entered an amending agreement with Summit Consulting (“Second Amendment”). The Second Amendment provides for a monthly management fee of $10,000 and the issuance of 500,000 shares of common stock upon entering into the agreement and 500,000 shares of common stock on each annual renewal of the agreement. The Second Amendment expired on January 1, 2012. During 2011 the Company recognized $5,000 of non-cash compensation expense related to the 500,000 shares issued.

          Effective January 1, 2012, the Company entered an amending agreement with Summit Consulting Limited to retain the services of Mr. Share Reeves as President and Director of the Company (“Third Amendment”). The Third Amendment provides for a monthly management fee of $10,000 and the issuance of 500,000 shares of common stock upon entering into the agreement and 500,000 shares of common stock on each annual renewal of the agreement. The Third Amendment expires on January 1, 2014. During 2012 the Company recognized $11,000 of non-cash compensation expense related to the 500,000 shares issued.

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

          As of June 30, 2012, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our President (also our principal executive officer and our principal financial and accounting officer) of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President (also our principal executive officer and our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

          Management’s Report on Internal Control over Financial Reporting

          Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of June 30, 2012, our internal control over financial reporting was effective.

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

          Changes in Internal Control over Financial Reporting

          There have been no changes in our internal controls over financial reporting that occurred during the year ended June 30, 2012, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

          None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

          All directors of our Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our Company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Shane Reeves	President, Chairman, Chief Financial Officer, Treasurer and Director	38	July 2, 2008

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

          Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended June 30, 2012, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

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

Board and Committee Meetings

          Our board of directors held no formal meetings during the year ended June 30, 2012. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

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

Nomination Process

          As of June 30, 2012, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the President of our company at the address on the cover of this annual report.

Audit Committee

          Currently our audit committee consists of our entire board of directors.

          During fiscal 2012 aside from quarterly review teleconferences, there were no meetings held by this committee. The business of the audit committee was conducted though these teleconferences and by resolutions consented to in writing by all the members and filed with the minutes of the proceedings of the audit committee.

Audit Committee Financial Expert

          Our board of directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K.

Item 11. Executive Compensation

          The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended June 30, 2012and 2011; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended June 30, 2012 and 2011, who we will collectively refer to as the named executive officers of our Company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Shane Reeves(1) President, Chief Executive Officer, Financial Officer and Treasurer	2012 2010	Nil Nil	Nil Nil	11,000 5,000	Nil Nil	Nil Nil	Nil Nil	120,000 120,000	131,000 125,000

(1)	Mr. Reeves was appointed as our President, Chief Executive Officer, Chairman and Director on July 2, 2008 and was appointed Chief Financial Officer and Treasurer on November 30, 2009.

2012 Grants of Plan-Based Awards

          The Company made no plan-based equity and non-equity awards grants to named executives in 2012.

Outstanding Equity Awards at Fiscal Year End

          The Company had no unexercised options, stock that had not vested or equity incentive plan awards for any of our named executive officers as of June 30, 2012.

Option Exercises

          During our Fiscal year ended June 30, 2012 there were no options exercised by our named officers.

Compensation of Directors

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The following table sets forth, as of September 28, 2012, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Shane Reeves 20333 State Highway 249 Suite 200-113 Houston, TX 77070	1,700,000	7.66%
Directors and Executive Officers as a Group(1)	1,700,000	7.66%
Johann Roland Vetter 189 Talisman Avenue Vancouver, BC V5Y 2L6	5,653,333	25.46%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on September 28, 2012. As of September 28, 2012, there were 22,206,667 shares of our Company’s common stock issued and outstanding

          Changes in Control

          We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

          Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended June 30, 2012, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

          Director Independence

          We currently act with one (1) director, Shane Reeves. We have determined that our director is not an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

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

Item 14. Principal Accounting Fees and Services

          The aggregate fees billed for the most recently completed fiscal year ended June 30, 2012 and for the fiscal year ended June 30, 2011, for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements, including tax return preparation and tax compliance for these fiscal periods were as follows:

	Year Ended
	June 30, 2012	June 30, 2011
Audit Fees	$45,000	$60,000
Audit Related Fees	Nil	Nil
Tax Fees	$8,800	$8,100
All Other Fees	Nil	Nil
Total	$53,800	$68,100

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

10.4	Carbonera Exploration and Exploitation Contract (incorporated by reference to our current report, on Form 8-K filed on October 29, 2007)

10.5	Convertible Promissory Note dated January 17, 2008 (incorporated by reference to our current report, on Form 8-K filed on February 1, 2008)

10.6	Farmout Agreement “North Semitropic Prospect” dated February 1, 2008 (incorporated by reference to our current report, on Form 8-K filed on February 12, 2008)

10.7	March 25, 2008 letter of intent with Slope County Oil Company (incorporated by reference to our current report, on Form 8-K filed on April 3, 2008)

10.8	Convertible Promissory Note dated March 10, 2008 (incorporated by reference to our current report, on Form 8-K filed on April 3, 2008)

10.9	Convertible Promissory Note dated February 5, 2008 and entered into on April 30, 2008 (incorporated by reference to our current report, on Form 8-K filed on May 1, 2008)

10.10	Convertible Promissory Note dated June 2, 2008 (incorporated by reference to our current report, on Form 8-K filed on June 9, 2008)

Number	Description

10.11	Assignment of Farmout Interest dated June 16, 2008 (incorporated by reference to our current report, on Form 8-K filed on June 26, 2008)

10.12	Consulting agreement between our company and Summit Consulting Limited dated effective the 2nd day of July 2008 (incorporated by reference to our current report, on Form 8-K filed on July 29, 2008)

10.13	Executive Employment Agreement with Felipe Pimienta Barrios (incorporated by reference to our current report, on Form 8-K filed on January 30, 2009)

10.14	Amending Agreement with Summit Consulting Limited (incorporated by reference to our current report, on Form 8-K filed on January 30, 2009)

10.15

Agreement between Petrosouth Energy Corporation Sucursal Colombia and Delavaco Energy Colombia Inc. Sucursal Colombia (incorporated by reference to our current report, on Form 8-K filed on September 24, 2009)

10.16	Promissory Note dated September 22, 2009 (incorporated by reference to our current report, on Form 8-K filed on September 24, 2009)

10.17	Letter Agreement dated October 27, 2010, by and between West Canyon Energy Corp. and Petrodorado Energy Ltd. (incorporated by reference to our current report, on Form 8-K filed on December 1, 2010)

(14)	Code of Ethics

14.1	Code of Ethics (incorporated by reference to our annual report on Form 10-KSB filed on September 28, 2007)

(21)	Subsidiaries of the Small Business Issuer

21.1	West Canyon Energy Corp. Sucursal Columbia, a Colombian corporation

(31)	Section 302 Certifications

31.1*	CEO and CFO Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

(32)	Section 906 Certification

32.1*	CEO and CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	Interactive Data Files pursuant to Rule 405 of Regulation S-T
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

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

WEST CANYON ENERGY CORP.

Date: September 28, 2012	/s/ Shane Reeves
Shane Reeves
President, Chief Executive Officer, Chief Financial Officer,
Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shane Reeves		September 28, 2012
Shane Reeves	President, Chief Executive Officer,
Chief Financial Officer, Treasurer and
Director